Form 10-Q
period 1993-12-31
BOLT BERANEK & NEWMAN INC
filed 1994-02-14
CIK 13021

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

___X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the quarterly period ended December 31, 1993  or

______ Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from ____________ to __________

Commission file number  1-6435
                        ____________________________

         Bolt Beranek and Newman Inc.
__________________________________________________________
    (Exact name of registrant as specified in its charter)

         Massachusetts                            04-2164398
____________________________________    _________________________
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification No.)

150 CambridgePark Drive, Cambridge, Massachusetts  02140
__________________________________________________________________________
    (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code    (617) 873-2000
                                                      ____________________

__________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X        No
       ______         ______

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Number of shares of common stock, $1.00 par value, outstanding as of January 31, 1993: 16,319,027

Exhibit index appears on page 15

                             Page 1 of 23 pages

                        BOLT BERANEK AND NEWMAN INC.
                                    INDEX




                                                          Page No.
                                                          ________

Part I. Financial Information

        Consolidated Statements of Operations -
            Three Months Ended December 31, 1993 and 1992 ...3

        Consolidated Statements of Operations -
            Six Months Ended December 31, 1993 and 1992 .....4

        Consolidated Balance Sheets -
            as of December 31, 1993 and June 30, 1993 .......5

        Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 1993 and 1992 .....6

        Notes to Consolidated Financial Statements ..........7

        Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............9



Part II.Other Information

        Item 6.  Exhibits and Reports on Form 8-K ..........14

        Signatures .........................................14

                       PART. I  FINANCIAL INFORMATION

                        BOLT BERANEK AND NEWMAN INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


Dollars in thousands, except per-share data

                                                Three Months Ended
                                             ___________________________
                                             December 31    December 31
                                                1993           1992
                                             ____________   ____________
Revenue:
  Services                                   $   40,448     $   42,031
  Products                                        7,959         17,722
                                             ____________   ____________
                                                 48,407         59,753
                                             ____________   ____________
Costs and expenses:
  Cost of services                               28,660         29,196
  Cost of products                                3,297          8,174
  Research and development expenses               5,690          8,965
  Selling, general and administrative expenses   13,288         17,290
  Restructuring charge                                          20,470
                                             ____________   ____________
                                                 50,935         84,095
                                             ____________   ____________
Loss from operations                             (2,528)       (24,342)

Interest income                                     535            337
Interest expense                                 (1,135)        (1,129)
Minority interest                                   585
Other income (expense), net                         877             (1)
                                             ____________   ____________

Net loss                                     $   (1,666)    $  (25,135)
                                             ============   ============
Net loss per share                           $     (.10)    $    (1.61)
                                             ============   ============


Shares used in per-share calculations        16,079,000     15,599,000


                   The accompanying notes are an integral
                part of the consolidated financial statements

                        BOLT BERANEK AND NEWMAN INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

Dollars in thousands, except per-share data

                                                 Six  Months Ended
                                             ___________________________
                                             December 31    December 31
                                                1993           1992
                                             ____________   ____________
Revenue:
  Services                                   $   83,243     $   88,800
  Products                                       15,094         35,472
                                             ____________   ____________
                                                 98,337        124,272
                                             ____________   ____________
Costs and expenses:
  Cost of services                               59,317         60,151
  Cost of products                                6,487         16,032
  Research and development expenses              10,922         17,541
  Selling, general and administrative expenses   25,663         33,591
  Restructuring charge                                          20,470
                                             ____________   ____________
                                                102,389        147,785
                                             ____________   ____________
Loss from operations                             (4,052)       (23,513)

Interest income                                   1,224            721
Interest expense                                 (2,336)        (2,281)
Minority interest                                   585
Other income, net                                   966             66
                                             ____________   ____________

Net loss                                     $   (3,613)    $  (25,007)
                                             ============   ============

Net loss per share                           $     (.23)    $    (1.60)
                                             ============   ============


Shares used in per-share calculations        16,029,000     15,654,000

                   The accompanying notes are an integral
                part of the consolidated financial statements

                        BOLT BERANEK AND NEWMAN INC.
                         CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                            December 31     June 30
                                                1993          1993
                                            ___________    ___________
                                            (Unaudited)     (Audited)
ASSETS
- ------
Current assets:
  Cash and temporary investments             $ 64,300       $ 56,835
  Accounts receivable, net                     45,619         49,676
  Inventories, net                              1,244          1,830
  Other current assets                          5,324          6,742
                                             ___________    ___________
     Total current assets                     116,487        115,083

Property, plant and equipment, net             19,964         20,861
Other assets                                    3,674          4,701
                                             ___________    ___________
                                             $140,125       $140,645
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                           $  3,399       $  2,891
  Accrued compensation and retirement plan      3,548          3,600
  Accrued restructuring charges                15,657         18,343
  Other accrued costs                          21,470         20,921
  Deferred revenue                              9,406         11,338
                                             ___________    ___________
     Total current liabilities                 53,480         57,093

6% convertible subordinate debentures
  due 2012                                     73,510         73,510

Commitments and contingencies

Minority interest                               3,660

Shareholders' equity:
  Common stock, $1 par value, authorized:
     100,000,000 shares; issued: 21,020,917
     shares at December 31 1993 and 20,710,223
     shares at June 30, 1993                   21,021         20,710
  Additional paid-in capital                   54,634         52,093
  Foreign currency translation adjustment        (155)          (206)
  Accumulated deficit                         (31,916)       (28,303)
                                             ___________    ___________
                                               43,584         44,294
  Less shares in treasury, at cost: 4,797,734
     shares at December 31, 1993 and
     4,817,936 shares at June 30, 1993         34,109         34,252
                                             ___________    ___________
     Total shareholders' equity                 9,475         10,042
                                             ___________    ___________
                                             $140,125       $140,645
                                             ===========    ===========

                   The accompanying notes are an integral
               part of the consolidated financial statements.

                        BOLT BERANEK AND NEWMAN INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Dollars in thousands
                                                      Six  Months Ended
                                                  ___________________________
                                                   December 31    December 31
                                                      1993           1992
                                                  ____________   ____________
Cash flows from operating activities:
  Net loss                                           $ (3,613)      $(25,007)

  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                      4,435          6,216
     Amortization of purchased and
      capitalized software                                704            711
     Restructuring charge                                             20,470
     Change in assets and liabilities:
      Accounts receivable                               4,057          7,836
      Inventories                                         586           (382)
      Other assets                                      1,741            596
      Accounts payable and other liabilities            1,036         (1,646)
      Accrued restructuring charges                    (2,686)          (985)
      Deferred revenue                                 (1,932)        (1,532)
      Other                                            (1,130)           940
                                                   ____________   ____________
      Total adjustments                                 6,811         32,224
                                                   ____________   ____________
       Net cash provided by operating activities        3,198          7,217

Cash used by investing activities:
  Additions to property, plant and equipment           (2,600)        (3,999)

Cash flows from financing activities:
  Reduction of equipment loan and capital leases          (31)          (554)
  Proceeds from sale of LightStream stock               5,000
  Proceeds from employee stock purchase and
   option plans                                         1,685            633
  Purchase/sale of treasury shares, net                   213           (723)
  Dividends paid                                                        (473)
                                                   ____________   ____________
       Net cash provided (used) by
        financing activities                            6,867         (1,117)
                                                   ____________   ____________

Net increase in cash and temporary investments          7,465          2,101
Cash and temporary investments-beginning of period     56,835         45,769
                                                   ____________   ____________
Cash and temporary investments-end of period         $ 64,300       $ 47,870
                                                   ============   ============
Supplemental cash flow information:
  Interest paid                                      $  2,213       $  2,233
                                                   ============   ============

                   The accompanying notes are an integral
               part of the consolidated financial statements.

                        BOLT BERANEK AND NEWMAN INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.Basis of Presentation

  The financial information included herein, with the exception of the consolidated balance sheet at June 30, 1993, has not been audited. However, in the opinion of management, all material adjustments, consisting only of normal recurring accruals (except for the $20,470,000 restructuring charge recorded in the second quarter of FY1993) necessary for a fair presentation of the results for these periods, have been reflected. The results for these periods are not necessarily indicative of the results for the full fiscal year. Certain amounts reported for the prior periods presented have been reclassified to be consistent with the current year's presentation.

B.Commitments and Contingencies

  The company, like other companies doing business with the U.S. government, is subject to routine audit, and in certain circumstances to inquiry, review, or investigation, by U.S. government agencies, of its compliance with government procurement policies and practices. In April 1991, the company was informed that it was the subject of an investigation by U.S. government agencies of its compliance with certain government procurement policies and practices. No allegations have been made by the government agencies. Based upon government procurement regulations, under certain circumstances a contractor violating or not complying with procurement regulations can be subject to legal or administrative proceedings, including fines and penalties, as well as be suspended or debarred from contracting with the government. The company's policy has been and continues to be to conduct its activities in compliance with all applicable rules and regulations.

  The company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the results of these other legal proceedings and claims will not have a material effect on the company's consolidated financial position and results of operations.

C.Reorganization

  Effective July 1, 1993, the company reorganized certain of its divisional business activities. The Communications Division, which previously focused primarily on the government and commercial network systems business, now concentrates its activities exclusively on the development, marketing and sale of the T/10(TM) Integrated Access Device. The Communications Division was responsible for the development, marketing and sale of the LightStream 2010 (TM) Asynchronous Transfer Mode ("ATM") switch prior to the formation of LightStream Corporation in October 1993. The Systems and Technologies Division assumed responsibility for all of the company's network systems business, and now performs all defense communications systems work
  (including virtually all government contracts) for the company.

                        BOLT BERANEK AND NEWMAN INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

D.Formation of LightStream Corporation

  In October 1993, the company and Ungermann-Bass Inc. completed an agreement to form LightStream Corporation, a new ATM networking company. Under the terms of the agreement, the company and Ungermann-Bass have combined ATM-related technology, staff and other resources to form LightStream Corporation, which is initially 80% owned by the company and a 20% minority interest owned by Ungermann-Bass. The company and Ungermann-Bass have contributed $15,000,000 and $5,000,000 in cash, respectively, to fund the enterprise. The company and Ungermann-Bass have signed non-exclusive OEM agreements with LightStream Corporation under which they will distribute the company's products.

E.Sale of Treasury Shares

  In December 1993, the company's newly-named chief executive officer made an investment of $212,500 in the company by purchasing from the company 20,202 restricted shares of the company's common stock at a 15% discount from the closing market price on the date of the transaction. The restricted shares were treasury shares and have not been registered under the Securities Act of 1933 and may not be sold, assigned, pledged, or otherwise transferred before the lesser of two years or the filing of an effective registration statement under the Act.

                            BOLT BERANEK AND NEWMAN INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
- -------
The company reported a loss of $1.7 million, or $.10 per share, on revenue of $48.4 million for the second quarter ended December 31, 1993. These results compare to a loss of $25.1 million, or $1.61 per share, on revenue of $59.8 million for the same period a year ago. Results for the prior year's quarter included a restructuring charge of $20.5 million, or $1.31 per share, and revenue of approximately $8.3 million from the company's former Advanced Simulation business unit which was sold in April 1993. The decrease in revenue for the second quarter of FY1994 compared to the prior year's second quarter also reflects a decline in the company's defense communications systems business. For the three months ended December 31, 1993 the company reported an operating loss of $2.5 million compared to an operating loss of $3.9 million (excluding the $20.5 million restructuring charge) for the comparable period a year ago.

For the six months ended December 31, 1993, the company reported a loss of $3.6 million, or $.23 per share, on revenue of $98.3 million compared to a net loss of $25.0 million, or $1.60 per share, on revenue of $124.3 million for the same period a year ago. Results for the prior year included the $20.5 million restructuring charge and revenue of approximately $17.8 million from
the company's former Advanced Simulation business.   For the six months ended
December 31, 1993 the company reported an operating loss of $4.1 million compared to an operating loss of $3.0 million (excluding the $20.5 million restructuring charge) for the comparable period a year ago.

The Systems and Technologies Division, which includes all of the company's defense systems business, is operating profitably and is maintaining a steady level of revenue. The company's traditional commercial business continues to experience lower demand for its mature products. The company's results also reflect significant expenditures on its LightStream(TM) 2010 Asynchronous Transfer Mode ("ATM") switch and T/10(TM) Integrated Access Device activities. Sales for the new products were not financially significant during the quarter. The company expects that expenditures relating to these communications products will continue to cause operating losses for the company in the next few quarters.

In January 1994, George H. Conrades was named president and chief executive officer,succeeding Stephen R. Levy who will remain chairman of the board. Mr. Conrades was also named a director of the company.

Revenue
- -------
Revenue for the three and six months ended December 31, 1993 decreased $11.3 million and $25.9 million, respectively, from the prior year periods primarily reflecting the sale of the Advanced Simulation business unit in April of 1993 and reduced defense communications systems revenue.

The company, like other companies doing business with the Department of Defense, has been adversely affected by reduced defense spending. Overall defense budgets have been declining, and the company expects this general decline and attendant increased competition within the defense industry to continue over the next several years. Further, there is the possibility that funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. These factors have reduced the company's U.S. government revenue and operating margins in recent fiscal years. Uncertainty continues to exist on the size and scope of reductions future defense budgets and the impact on the company's defense-related business.

                            BOLT BERANEK AND NEWMAN INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

The company anticipates lower revenue for FY1994 compared to FY1993 primarily as a result of the sale of the Advanced Simulation business unit in FY1993 as well as lower revenue from the company's defense communications systems business, reflecting the completion of the Mobile Subscriber Equipment program and a decline in the Defense Data Network ("DDN") program.

In FY1991, the Defense Information Systems Agency awarded the company a one-year contract in support of the DDN, with up to four one-year optional extensions. In September 1993, the company completed the third year of the contract which was valued at $25 million. In October 1993, the company was awarded an extension covering the fourth year of the contract, valued at approximately $20 million, which will continue the company's existing activities through October 1994. While one option year remains under the contract, there can be no assurance of an extension beyond 1994. For the six months ended December 31, 1993 and 1992, approximately $10 million and $14 million of revenue, respectively, has been recorded under this contract.

The company conducts its commercial businesses in an environment character-ized by rapid technological change, which requires continued research and development expenditures to improve its existing products and to develop new products to address emerging market requirements. The company's traditional commercial business, consisting principally of data analysis software products operating on minicomputer platforms and of X.25 network systems, continues to experience lower revenue reflecting lower demand for these mature products. The company is currently offering three new products:
BBN/Cornerstone(TM) data analysis software, the LightStream 2010 ATM switch and the T/10 Integrated Access Device.

The company is making a transition in its data analysis software products business which is being affected by the growth of distributed processing and the associated use of personal computers, workstations, and other desktop computers. Most of the company's mature data analysis software products, primarily the RS/Series(TM) software, operate on minicomputer systems. As demand for minicomputer-based software declines, the company is experiencing lower RS/Series software revenue and downward pressure on prices.

In response to the trend toward desktop computing, the company introduced its BBN/Cornerstone software during the fourth quarter of FY1993. BBN/Cornerstone software is the company's first of a new series of data analysis software products specifically designed for use on desktop computers in a client/server environment. The initial release of BBN/Cornerstone software operates on Unix-based workstations, utilizing a number of established graphical user interfaces. Planned subsequent releases will permit operation on personal computers. Recently, the Software Products subsidiary announced the general availability of the BBN/Cornerstone Extension Language, which allows customers, value-added resellers, and systems integrators to customize Cornerstone for their unique requirements. The company believes that BBN/Cornerstone software addresses a desktop market different from the company's RS/Series software products, and BBN/Cornerstone will require distribution channels additional to those used for RS/Series products. Moreover, the company plans to increase the BBN/Cornerstone marketing effort and focus on application specific opportunities. Sales of BBN/Cornerstone for the first half of FY1994 were not financially significant.

                            BOLT BERANEK AND NEWMAN INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

Several important trends have adversely affected the company's X.25 network systems business, including the growth of desktop computing, the widespread installation of local area networks and increased transmission circuit speed and improved quality. These trends have led to market requirements for networking technologies such as routers which have generally better price performance than X.25 switches. The company's X.25 network systems business has experienced significantly lower revenue in recent fiscal years, and in FY1993, the company discontinued sales of certain X.25 products and substantially reduced its selling effort related to its network systems business.

The company has been developing an enterprise backbone ATM switch, LightStream 2010, to provide switching capability for campus and wide area backbone network requirements. The company is investing heavily in the continuing development of this product. The market for ATM products is expected to be very competitive, and the company anticipates facing competition in the market from established communications companies with marketing, distribution and financial resources more extensive than those available to the company. There have been a number of announcements by other vendors, including major communications companies, of planned introductions of new ATM products. However, the company believes it is among the first to market with an ATM switch addressing private wide area network requirements. In October 1993, the company announced general release of the LightStream 2010 switch. ATM is an emerging technology market characterized by a long sales cycle. The LightStream ATM switch in the early phase of its product life. Sales to date of the LightStream ATM switch have not been financially significant. The company's sales activities to date focused on shipments of evaluation units to early adopters of the ATM technology. Effective February 15, 1994, LightStream Corporation, the company's majority owned ATM networking subsidiary, named Jonathan Crane, formerly of MCI Telecommunications, to be its new president and chief executive officer.
See also note D, "Formation of LightStream Corporation," to the consolidated financial statements.

The company's near-term growth opportunities are strongly dependent upon the success of the LightStream 2010 switch. The success of the LightStream 2010 switch will depend upon its technological superiority, its cost competitiveness, the timely establishment of worldwide sales distribution, and the continued availability of capital resources.

The company has also developed the T/10 Integrated Access Device, designed to help customers consolidate traffic from their traditional terminal-to-computer and computer-to-computer traffic with new desktop computing applications over a single enterprise network. Development delays for the T/10 in FY1993 unfavorably affected the company's competitive position and its ability to establish distribution channels. Sales of the T/10 have not been financially significant to date in FY1994. The company's current plans are to focus the T/10 effort commensurate with high leverage resale opportunities and related development priorities. These changes will result in spending reductions relating to the T/10 business. The future outlook for the T/10 depends upon the success of the resale opportunities.

                            BOLT BERANEK AND NEWMAN INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (continued)
Cost of Sales
- -------------
Cost of services and products as a percentage of revenue for the three and six months ended December 31, 1993 was 66% and 67%, respectively, compared to 63% and 61%, respectively, for the corresponding prior year periods, reflecting a lower proportion of product revenue primarily as a result of the sale of the Advanced Simulation business unit. Competitive price pressures in the company's defense-related businesses also contributed to the increase. Services revenue, which typically contributes lower margins than products sales, represented 84% and 85% of total revenue for the three and six months periods ended December 31, 1993, respectively, compared to 70% and 71%, respectively, for the corresponding prior year periods.

Research and Development Expenses
- ---------------------------------
The majority of the company's internally funded research and development spending is currently directed toward communications networking technologies. Research and development expenses for the three and six months ended
December 31, 1993 were $5.7 million and $10.9 million, respectively, compared to $9.0 million and $17.5 million, respectively, for the comparable prior year periods. The decrease is related to higher spending in FY1993 associated with the Advanced Simulation business unit and the T/10 program. The company's ability to continue its significant investment in research and development is dependent upon the timely market acceptance of its new products.

Selling, General and Administrative Expenses
- --------------------------------------------
Selling, general and administrative expenses for the three and six months ended December 31, 1993 decreased $4.0 million and $7.9 million, respectively, from the corresponding prior year periods, primarily as a result of the FY1993 cost reductions and higher selling expenses in FY1993 at the Advanced Simulation business unit.

Interest
- --------
Interest income for the three and six months ended December 31, 1993 increased $.2 million and $.5 million, respectively, from the comparable prior year periods. The increase for the six-month period includes interest in connection with a state tax refund.

Interest expense, primarily representing interest on the company's 6% convertible subordinated debentures, was comparable for the periods presented.

Other Income
- ------------
Other income for the three and six months ended December 31, 1993 includes approximately $.9 million resulting from lower than expected costs associated with a previously divested contract.

                            BOLT BERANEK AND NEWMAN INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

Liquidity and Capital Resources
- -------------------------------
As of December 31, 1993, the company's cash and temporary investments, which consisted primarily of money market funds and short term U.S. government securities, were $64.3 million and increased $7.5 million from June 30, 1993. The increase is primarily attributable to the investment by Ungermann-Bass in LightStream Corporation and a reduction of accounts receivable.

As a result of the FY1993 downsizing, the company has significant unutilized space which it is attempting to sublease. Substantially all of this unutilized space is located in Massachusetts which continues to experience a difficult commercial real estate market.

The company's ability to meet the continuing cash requirements of its investment in new products is dependent on new product revenue and adequate margins.

                         PART II. OTHER INFORMATION

                        BOLT BERANEK AND NEWMAN INC.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              10.3 Registrant's 1983 Employee Stock Purchase Plan, as amended
              10.13  Incentive Compensation Plan for George H. Conrades
              11.1   Computation of Net Loss Per Share

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1993.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BOLT BERANEK AND NEWMAN INC.


                              By        RALPH A. GOLDWASSER
                               ________________________________________
                                         Ralph A. Goldwasser
                          Senior Vice President and Chief Financial Officer

Date: February 14, 1994

                        BOLT BERANEK AND NEWMAN INC.
                              LIST OF EXHIBITS



10.3         Registrant's 1983 Employee Stock Purchase Plan, as amended
             (page 16)
10.13        Incentive Compensation Plan for George H. Conrades (page 22)
11.1         Computation of Net Loss Per Share (page 23)