Form 10-K/A
period 1992-06-30
BOLT BERANEK & NEWMAN INC
filed 1994-04-04
CIK 13021

FORM 10-K/A

Amendment No. 2 to Form 10-K, filed April 4, 1994
Securities and Exchange Commission
Washington, D.C. 20549               Commission File No. 1-6435

- ----------------------------------------------------------------------------
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1992

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                  to
                                --------------      --------------
- ----------------------------------------------------------------------------
BOLT BERANEK AND NEWMAN INC.
(Exact name of registrant as specified in its charter)

Massachusetts                   04-2164398
(State of Incorporation)        (IRS Employer Identification Number)

150 CambridgePark Drive, Cambridge, Massachusetts   02140
(Address of principal executive offices)            (Zip Code)

(6l7) 873-2000
(Registrant's telephone number, including area code)
- ----------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of each exchange on which registered

Common Stock, $1.00 par value      New York Stock Exchange

6% Convertible Subordinated
Debentures                         New York Stock Exchange

Common Stock Purchase Rights       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Warrants to Purchase Common Stock issued in connection with BBN Advanced Computer Partners, L.P.
- ----------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES     X        NO
         -------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

    Market value at 9/9/92 of Common Stock held by other than directors and officers of registrant: $64,152,449

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

    Common Stock, $1.00 par value, outstanding 9/9/92:  15,596,978 shares

- ----------------------------------------------------------------------------

Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1992 are incorporated by reference into Items 1, 5, 6, 7, 8, and 14.


Portions of the definitive Proxy Statement dated September 24, 1992 are incorporated by reference into Items 10, 11, 12 and 13.

                     AMENDMENT TO APPLICATION OR REPORT

               Filed Pursuant to Section 12, 13, or 15(d) of
                    The Securities Exchange Act of 1934

                        BOLT BERANEK AND NEWMAN INC.

                                Form 10-K/A
                              Amendment No. 2


The undersigned registrant hereby amends its Annual Report for the year ended June 30, 1992 on Form 10-K, as set forth in the pages attached hereto,

     By deleting Exhibits 24.2, Consent of Independent Accountants, and 28.1 containing information, financial statements, and exhibits required by Form 11-K with respect to the Bolt Beranek and Newman Inc. Retirement Trust and replacing them in their entirety by Exhibits 23.1, Consent of Independent Accountants, and 99.1 containing information, financial statements, and exhibits required by Form 11-K with respect to the Bolt Beranek and Newman Inc. Retirement Trust attached hereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.



                              BOLT BERANEK AND NEWMAN INC.

                              By: George H. Conrades
                              President


April 4, 1994

                               Exhibit Index
                               -------------


Exhibit
- -------

23.1   Consent of Independent Accountants

99.1   Form 11-K with respect to the Bolt Beranek and Newman
       Inc. Retirement Trust