Form 10-K/A
period 1993-06-30
BOLT BERANEK & NEWMAN INC
filed 1994-04-04
CIK 13021

FORM 10-K/A

Amendment No. 2 to Form 10-K, filed April 4, 1994
Securities and Exchange Commission
Washington, D.C. 20549               Commission File No. 1-6435

- ----------------------------------------------------------------------------
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1993

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

    Market value at 9/7/93 of Common Stock held by other than directors and officers of registrant: $156,233,571

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

    Common Stock, $1.00 par value, outstanding 9/7/93:  16,023,956 shares

- ----------------------------------------------------------------------------

Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1993 are incorporated by reference into Items 1, 5, 6, 7, 8, and 14.


Portions of the definitive Proxy Statement dated September 20, 1993 are incorporated by reference into Items 10, 11, and 12.

                     AMENDMENT TO APPLICATION OR REPORT

               Filed Pursuant to Section 12, 13, or 15(d) of
                    The Securities Exchange Act of 1934

                        BOLT BERANEK AND NEWMAN INC.

                                Form 10-K/A
                              Amendment No. 2


The undersigned registrant hereby amends its Annual Report for the year ended June 30, 1993 on Form 10-K, as set forth in the pages attached hereto,

     By deleting Exhibits 23.1, Consent of Independent Accountants, and 99.1 containing information, financial statements, and exhibits required by Form 11-K with respect to the Bolt Beranek and Newman Inc. Retirement Trust and replacing each of them in their entirety by said exhibits attached hereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



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