Form 10-Q
period 1994-03-31
BOLT BERANEK & NEWMAN INC
filed 1994-05-16
CIK 13021

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
______ Exchange Act of 1934

For the quarterly period ended March 31, 1994  or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities ______ Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number  1-6435
                        ___________________________________

Bolt Beranek and Newman Inc.
__________________________________________________________________________
(Exact name of registrant as specified in its charter)

Massachusetts                                     04-2164398
____________________________________              ________________________
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

150 CambridgePark Drive, Cambridge, Massachusetts  02140
__________________________________________________________________________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code    (617) 873-2000
                                                  ------------------------
__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

    Number of shares of common stock, $1.00 par value, outstanding as of April 30, 1994: 16,372,695

Exhibit index appears on page 15
                            Page 1 of 44 pages
                       BOLT BERANEK AND NEWMAN INC.
                                   INDEX


                                                          Page No.
                                                          ________

Part I. Financial Information

        Consolidated Statements of Operations -
            Three Months Ended March 31, 1994 and 1993 ......3

        Consolidated Statements of Operations -
            Nine Months Ended March 31, 1994 and 1993 .......4

        Consolidated Balance Sheets -
            as of March 31, 1994 and June 30, 1993 ..........5

        Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 1994 and 1993 .......6

        Notes to Consolidated Financial Statements ..........7

        Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............9



Part II.Other Information

        Item 6.  Exhibits and Reports on Form 8-K ..........14

        Signatures .........................................14

                      PART I.  FINANCIAL INFORMATION

                       BOLT BERANEK AND NEWMAN INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

Dollars in thousands, except per-share data
                                                     Three Months Ended
                                               ______________________________
                                                  March 31         March 31
                                                    1994             1993
                                               ____________      ____________
Revenue:
  Services                                     $     40,847      $     42,234
  Products                                            7,678            12,579
                                               ____________      ____________
                                                     48,525            54,813
                                               ____________      ____________
Costs and expenses:
  Cost of services                                   29,860           29,145
  Cost of products                                    3,031            7,080
  Research and development expenses                   5,787            8,697
  Selling, general and administrative expenses       12,203           15,595
                                               ____________       ___________
                                                     50,881           60,517
                                               ____________      ____________
Loss from operations                                 (2,356)          (5,704)

Interest income                                         494              326
Interest expense                                     (1,142)          (1,109)
Minority interest                                       743
Other income (expense), net                               2             (153)
                                               ____________      ____________
Net loss                                       $     (2,259)     $    (6,640)
                                               ============      ============

Net loss per share                             $       (.14)     $       (.42)
                                               ============      ============

Shares used in per-share calculations            16,295,000        15,754,000

                  The accompanying notes are an integral
               part of the consolidated financial statements
                       BOLT BERANEK AND NEWMAN INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

Dollars in thousands, except per-share data
                                                     Nine  Months Ended
                                               ______________________________
                                                   March 31        March 31
                                                     1994            1993
                                               ____________     _____________
Revenue:
  Services                                     $    124,090      $    131,034
  Products                                           22,772            48,051
                                               ____________      ____________
                                                    146,862           179,085
                                               ____________      ____________
Costs and expenses:
  Cost of services                                   89,177            89,296
  Cost of products                                    9,518            23,112
  Research and development expenses                  16,709            26,238
  Selling, general and administrative expenses       37,866            49,186
  Restructuring charge                                                 20,470
                                               ____________      ____________
                                                    153,270           208,302
                                               ____________      ____________
Loss from operations                                 (6,408)          (29,217)

Interest income                                       1,718             1,047
Interest expense                                     (3,478)           (3,390)
Minority interest                                     1,328
Other income, net                                       968               (87)
                                               ____________      ____________
Net loss                                       $     (5,872)     $    (31,647)
                                               ============      ============

Net loss per share                             $       (.36)     $      (2.02)
                                               ============      ============

Shares used in per-share calculations            16,116,000        15,687,000

                  The accompanying notes are an integral
               part of the consolidated financial statements
                       BOLT BERANEK AND NEWMAN INC.
                        CONSOLIDATED BALANCE SHEETS
Dollars in thousands
                                                    March 31         June 30
                                                      1994             1993
                                                   ___________    ___________
                                                   (Unaudited)     (Audited)
ASSETS
Current assets:
  Cash and temporary investments                   $    63,710    $    56,835
  Accounts receivable, net                              49,118         49,676
  Inventories, net                                       1,168          1,830
  Other current assets                                   3,410          6,742
                                                   ___________    ___________
     Total current assets                              117,406        115,083
Property, plant and equipment, net                      19,741         20,861
Other assets                                             3,278          4,701
                                                   ___________    ___________
                                                   $   140,425    $   140,645
                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $     3,070    $     2,891
  Accrued compensation and retirement plan               4,575          3,600
  Accrued restructuring charges                         14,024         18,343
  Other accrued costs                                   23,302         20,921
  Deferred revenue                                      11,268         11,338
                                                   ___________    ___________
     Total current liabilities                          56,239         57,093

6% convertible subordinated debentures due 2012         73,510         73,510

Commitments and contingencies

Minority interest                                        2,918

Shareholders' equity:
  Common stock, $1 par value, authorized:
     100,000,000 shares; issued: 21,133,011 shares at
     March 31, 1994 and 20,710,223 shares at
     June 30, 1993                                      21,133         20,710
  Additional paid-in capital                            55,044         52,093
  Foreign currency translation adjustment                 (135)          (206)
  Accumulated deficit                                  (34,175)       (28,303)
                                                   ___________    ___________
                                                        41,867         44,294
  Less shares in treasury, at cost: 4,797,734 shares
     at March 31, 1994 and 4,817,936 shares at
     June 30, 1993                                      34,109         34,252
                                                   ___________    ___________
     Total shareholders' equity                          7,758         10,042
                                                   ___________    ___________
                                                   $   140,425    $   140,645
                                                  ============    ===========

                  The accompanying notes are an integral
               part of the consolidated financial statements
                       BOLT BERANEK AND NEWMAN INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
Dollars in thousands
                                                      Nine  Months Ended
                                                    _________________________
                                                      March 31      March 31
                                                        1994          1993
                                                    ___________   ___________
Cash flows from operating activities:
  Net loss                                          $    (5,872)  $   (31,647)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                        6,659         9,088
     Amortization of purchased and capitalized software   1,120         1,064
     Restructuring charge                                              20,470
     Change in assets and liabilities:
      Accounts receivable                                   558        10,715
      Inventories                                           662           (78)
      Other assets                                        3,635           (31)
      Accounts payable and other liabilities              3,581         2,448
      Accrued restructuring charges                      (4,319)       (4,650)
      Deferred revenue                                      (70)          373
      Other                                              (2,010)          613
                                                    ___________    __________
      Total adjustments                                   9,816        40,012
                                                    ___________   ___________
       Net cash provided by operating activities          3,944         8,365

Cash used by investing activities:
  Additions to property, plant and equipment             (4,479)       (6,022)

Cash flows from financing activities:
  Proceeds from sale of LightStream stock                 5,000
  Proceeds from employee stock purchase and option plans  2,197           648
  (Purchase)/sale of treasury shares                        213          (723)
  Dividends paid                                                         (473)
                                                    ___________   ___________
       Net cash provided (used) by financing activities   7,410          (548)
                                                    ___________   ___________

Net increase in cash and temporary investments            6,875         1,795

Cash and temporary investments-beginning of period       56,835        45,769
                                                    ___________   ___________
Cash and temporary investments-end of period        $    63,710   $    47,564
                                                    ===========   ===========
Supplemental cash flow information:
  Interest paid                                     $     2,225   $     2,239
                                                    ===========   ===========
                  The accompanying notes are an integral
               part of the consolidated financial statements
                       BOLT BERANEK AND NEWMAN INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

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

B.  Commitments and Contingencies

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

C.  Organizational Structure

    The company is comprised of the Systems and Technologies Division, LightStream Corporation and Software Products Corporation. The Systems and Technologies Division is responsible for virtually all government contracts as well as the company's network systems and defense communications systems businesses and, effective April 1, 1994, the T/10 Integrated Access Device activities. LightStream Corporation is responsible for the development, marketing and sale of the LightStream 2010TM Asynchronous Transfer Mode ("ATM") switch. Software Products Corporation develops, markets and supports data analysis computer software products designed primarily for manufacturing, research and development, engineering, clinical research, and scientific applications.
                            BOLT BERANEK AND NEWMAN INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

D.  Formation of LightStream Corporation

    In October 1993, the company and Ungermann-Bass Inc. completed an agreement to form LightStream Corporation, a new ATM networking company. Under the terms of the agreement, the company and Ungermann-Bass have combined ATM-related technology, staff and other resources to form LightStream Corporation, which is initially 80% owned by the company and a 20% minority interest owned by Ungermann-Bass. The company and Ungermann-Bass have contributed $15,000,000 and $5,000,000 in cash, respectively, to fund the enterprise. The company and Ungermann-Bass have signed non-exclusive OEM agreements with LightStream Corporation under which they will distribute the company's products.
                       BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
- - -------
The company reported a loss of $2.3 million, or $.14 per share, on revenue of $48.5 million for the third quarter ended March 31, 1994. These results compare to a loss of $6.6 million, or $.42 per share, on revenue of $54.8 million for the same period a year ago. Results for the prior year's quarter included revenue of approximately $6.7 million from the company's former Advanced Simulation business unit which was sold in April 1993. The decrease in revenue for the third quarter of FY1994 compared to the prior year's third quarter also reflects a decline in the company's defense communications systems business. For the three months ended March 31, 1994 the company reported an operating loss of $2.4 million compared to an operating loss of $5.7 million for the comparable period a year ago.

For the nine months ended March 31, 1994, the company reported a loss of $5.9 million, or $.36 per share, on revenue of $146.9 million compared to a loss of $31.6 million, or $2.02 per share, on revenue of $179.1 million for the same period a year ago. Results for the prior year included a restructuring charge $20.5 million, or $1.31 per share, and revenue of approximately $24.5 million from the company's former Advanced Simulation
business unit.   For the nine months ended March 31, 1994 the company
reported an operating loss of $6.4 million compared to an operating loss of $8.7 million (excluding the $20.5 million restructuring charge) for the comparable period a year ago.

The Systems and Technologies Division, which includes all of the company's defense systems business, is operating profitably and maintaining a steady level of revenue. The company's traditional commercial business continues to experience lower demand for its mature products. The company's results also reflect expenditures on the LightStreamTM 2010 Asynchronous Transfer Mode ("ATM") switch and other new product activities. The company continues to invest in new product development efforts, recognizing that such investments are likely to result in operating losses for the next few quarters.

Revenue
- - -------
Revenue for the three and nine months ended March 31, 1994 decreased $6.3 million and $32.2 million, respectively, from the prior year periods primarily reflecting the sale of the Advanced Simulation business unit in April 1993 and reduced defense communications systems revenue.

The company, like other companies doing business with the Department of Defense, has been adversely affected by reduced defense spending. Overall defense budgets have been declining, and the company expects this general decline and attendant increased competition within the defense industry to continue over the next several years. Further, there is the possibility that funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. These factors have reduced the company's U.S. government revenue and operating margins in recent fiscal years. Uncertainty continues to exist on the size and scope of reductions in future defense budgets and the impact on the company's defense-related business.

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

In FY1991, the Defense Information Systems Agency awarded the company a one-year contract in support of the DDN, with up to four one-year optional extensions. In September 1993, the company completed the third year of the contract which was valued at approximately $25 million. In October 1993, the company was awarded an extension covering the fourth year of the contract, valued at approximately $20 million, which will continue the company's existing activities through October 1994. While one option year remains under the contract, there can be no assurance of an extension beyond October 1994. For the nine months ended March 31, 1994 and 1993, approximately $15 million and $20 million of revenue, respectively, has been recorded under this contract.

The company conducts its commercial businesses in an environment characterized by rapid technological change, which requires continued research and development expenditures to develop new products to address emerging market requirements, and to improve its existing products. The company's traditional commercial business, consisting principally of data analysis software products operating on minicomputer platforms and of X.25 network systems, continues to experience lower revenue reflecting declining demand for these mature products. The company is currently offering three new products: the LightStream 2010 ATM switch, the T/10TM Integrated Access Device and BBN/CornerstoneTM data analysis software.

The company's LightStream Corporation subsidiary has been developing an enterprise backbone ATM switch, LightStream 2010, to provide switching capability for campus and wide area backbone network requirements. LightStream Corporation is investing heavily in the continuing development of this product. The market for ATM products is expected to be very competitive, and LightStream Corporation anticipates facing competition in the market from established communications companies with marketing, distribution and financial resources more extensive than those available to LightStream Corporation. There have been a number of announcements by other companies, including major communications companies, of planned introductions of new ATM products. However, LightStream Corporation believes it is among the first to market with an ATM switch addressing private wide area network requirements. In October 1993, LightStream Corporation announced general release of the LightStream 2010 switch. ATM is an emerging technology market characterized by a long sales cycle. The LightStream ATM switch is in the early phase of its product life. LightStream Corporation's business plan includes establishing strategic partnerships in key market segments. Such partnerships could include Original Equipment Manufacturer distribution agreements, technology licenses and joint development arrangements. In March, LightStream Corporation announced its intent to form a world-wide alliance with Tellabs Operations, Inc. to jointly develop and distribute ATM switching systems to
                       BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

information service providers. Recently, LightStream Corporation also reported a value-added reseller agreement with NEC Corporation under which NEC will sell the LightStream product in Japan under the NEC label. During the third quarter, LightStream Corporation received an order, valued at approximately $.6 million, from Continental Cablevision's New England Division for use in providing a wide range of services to residential and business customers.

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

The company has also developed the T/10 Integrated Access Device, designed to help customers consolidate traffic from their traditional terminal-to-computer and computer-to-computer traffic with new desktop computing applications over a single enterprise network. Development delays for the T/10 in FY1993 unfavorably affected the company's competitive position and sales of the T/10 in FY1994 have been disappointing. Effective April 1, 1994, the T/10 activities were merged into the Systems and Technologies Division where the T/10 effort is being focused on high leverage reseller opportunities and related development priorities. These changes will reduce spending relating to the T/10 business. Recently the company announced a three-year agreement with NEC that enables NEC to sell the T/10 in Japan under the NEC label.

The company is making a transition in its data analysis software products business which is being affected by the growth of distributed processing and the associated use of personal computers, workstations, and other desktop computers. Most of the company's mature data analysis software products, primarily the RS/SeriesTM software, operate on minicomputer systems. As demand for minicomputer-based software declines, the company is experiencing lower RS/Series software revenue and downward pressure on prices.
                       BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

In response to the trend toward desktop computing, Software Products Corporation introduced its BBN/Cornerstone software during the fourth quarter of FY1993. BBN/Cornerstone software is the first of a new series of data analysis software products specifically designed for use on desktop computers in a client/server environment. The initial release of BBN/Cornerstone software operates on Unix-based workstations, utilizing a number of established graphical user interfaces. Planned subsequent releases will permit operation on personal computers. The company believes that BBN/Cornerstone software addresses a desktop market different from the company's RS/Series software products, and BBN/Cornerstone will require distribution channels additional to those used for RS/Series products. To date, sales of BBN/Cornerstone have been disappointing and Software Products Corporation is increasing its sales and marketing activities and developing industry specific applications for BBN/Cornerstone. The company is conducting a search for a new president of Software Products Corporation.

Cost of Sales
- - -------------
Cost of services and products as a percentage of revenue for the three and nine months ended March 31, 1994 was 68% and 67%, respectively, compared to 66% and 63%, respectively, for the corresponding prior year periods, reflecting a lower proportion of products revenue primarily as a result of the sale of the Advanced Simulation business unit. Competitive price pressures in the company's defense-related businesses and higher costs associated with fixed price government contracts also contributed to the increase. Services revenue, which typically contributes lower margins than products sales, represented 84% of total revenue for the three and nine months ended March 31, 1994, compared to 77% and 73%, respectively, for the corresponding prior year periods.

Research and Development Expenses
- - ---------------------------------
The majority of the company's internally funded research and development spending is currently directed toward communications networking technologies. Research and development expenses for the three and nine months ended March 31, 1994 were $5.8 million and $16.7 million, respectively, compared to $8.7 million and $26.2 million, respectively, for the comparable prior year periods. The decrease is related to higher spending in FY1993 associated with the Advanced Simulation business unit and the T/10 program. The company's ability to continue its significant investment in research and development is dependent upon the timely market acceptance of its new products.

Selling, General and Administrative Expenses
- - --------------------------------------------
Selling, general and administrative expenses for the three and nine months ended March 31, 1994 decreased $3.4 million and $11.3 million, respectively, from the corresponding prior year periods, primarily as a result of cost reduction actions taken in FY1993 and lower selling expenses in FY1994 reflecting the sale of the Advanced Simulation business unit.
                       BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

Interest
- - --------
Interest income for the three months ended March 31, 1994 was comparable to the prior year period. The increase of $.7 million for the nine-month period includes interest in connection with a state tax refund.

Interest expense, primarily representing interest on the company's 6% convertible subordinated debentures, was comparable for the periods presented.


Other Income
- - ------------
Other income for the nine months ended March 31, 1994 includes approximately $.9 million resulting from lower than expected costs associated with a previously divested contract.

Liquidity and Capital Resources
- - -------------------------------
As of March 31, 1994, the company's cash and temporary investments, which consisted primarily of money market funds and short term U.S. government securities, were $63.7 million, an increase of $6.9 million from June 30, 1993. The increase is primarily attributable to lower working capital requirements and the investment by Ungermann-Bass in LightStream Corporation.

As a result of the FY1993 downsizing, the company has significant unutilized space which it is in the process of subleasing. Substantially all of this space is located in Massachusetts which continues to experience a difficult commercial real estate market.

The company's ability to meet the continuing cash requirements of its investment in new products is dependent on new product revenue and adequate margins.
                        PART II. OTHER INFORMATION

                       BOLT BERANEK AND NEWMAN INC.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               10.14  LightStream Corporation 1993 Stock Option Plan
               10.15  LightStream Corporation 1994 Stock Option Plan
               10.16  BBN Stoftware Products Corporation 1993 Stock Option
                      Plan
               11.1   Computation of Net Loss Per Share


          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BOLT BERANEK AND NEWMAN INC.


                              By        RALPH A. GOLDWASSER
                                  ________________________________

                                         Ralph A. Goldwasser
                          Senior Vice President and Chief Financial Officer

Date: May 16, 1994
                       BOLT BERANEK AND NEWMAN INC.
                             LIST OF EXHIBITS



10.14     LightStream Corporation 1993 Stock Option Plan (page 16)
10.15     LightStream Corporation 1994 Stock Option Plan (page 25)
10.16     BBN Stoftware Products Corporation 1993 Stock
          Option Plan (page 34)
11.1      Computation of Net Loss Per Share (page 44)
