Form 10-K
period 1994-06-30
BOLT BERANEK & NEWMAN INC
filed 1994-09-28
CIK 13021

FORM 10-K
                                                      COMMISSION FILE NO. 1-6435
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
- - --------------------------------------------------------------------------------
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 1994
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM           TO
- - --------------------------------------------------------------------------------
BOLT BERANEK AND NEWMAN INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                     04-2164398
(Sate of Incorporation)                                           (IRS Employer Identification Number)

150 CAMBRIDGEPARK DRIVE, CAMBRIDGE, MASSACHUSETTS                 02140
(Address of principal executive offices)                          (Zip Code)

(617) 873-2000
(Registrant's telephone number, including area code)
- - --------------------------------------------------------------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                               NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $1.00 par value                                     New York Stock Exchange

6% Convertible Subordinated Debentures                            New York Stock Exchange

Common Stock Purchase Rights                                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
- - --------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /X/  NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /X/
- - --------------------------------------------------------------------------------
State the aggregate market value of the voting stock held by non-affiliates of the registrant.
     Market value at 9/13/94 of Common Stock held by other than directors and executive officers of registrant: $285,863,769
Indicate the number of shares outstanding of each of the registrant's classes of common stock.
     Common Stock, $1.00 par value, outstanding 9/13/94:  16,768,449 shares
- - --------------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended June 30,
1994 are incorporated by reference into Items 1, 5, 6, 7, 8, and 14.
Portions of the definitive Proxy Statement dated September 28, 1994 are incorporated by reference into Items 10, 11, and 12.

ITEM 1.  BUSINESS.

                                    GENERAL

     Bolt Beranek and Newman Inc. ("BBN" or the "Company", each of which terms includes, unless the context indicates otherwise, BBN and its consolidated subsidiaries) was incorporated as a Massachusetts corporation in 1953 as the successor to a partnership formed in 1948.

     For fiscal 1994, the Company has revised the business segments in which it reports financial information, and as a result has restated the financial information for fiscal years 1993 and 1992 to reflect this change. The Company now reports financial information in three business segments: Internetworking, Data Analysis Software, and Collaborative Systems and Acoustic Technologies. The Internetworking business segment includes that part of the activities of the Company's BBN Systems and Technologies Division relating to network services and defense communications and network systems (including the Company's X.25 network systems and T/10(TM) Integrated Access Device (IAD) activities), and the activities of the Company's LightStream Corporation and BBN Internet Services Corporation subsidiaries. The Data Analysis Software business segment includes the activities of the Company's BBN Software Products Corporation subsidiary. The Collaborative Systems and Acoustic Technologies business segment includes that part of the activities of the Company's BBN Systems and Technologies Division relating to distributed computing, speech processing, education technology, and sensor systems, and the activities of the Company's BBN HARK Systems Corporation subsidiary.

     The Company's overall strategy is to capitalize upon its technical expertise and problem solving experience in the internetworking, data analysis, and collaborative and acoustic systems areas. This strategy is being implemented through five distinct and complementary business units, including one operating division and four operating subsidiaries (three of which are early stage companies), as described below:

     - BBN Systems and Technologies, an operating division of the Company, provides a range of advanced systems and technologies to government and commercial organizations, and performs virtually all of the Company's government contract activities. Its results are reported in part in the Internetworking business segment (including the Company's network services and defense communications and network systems activities), and in part in the Collaborative Systems and Acoustic Technologies business segment. (See "Network Services and Defense Communications", "Network Systems", "Collaborative Systems", and "Acoustic Technologies" below.)

     - BBN Software Products Corporation, a wholly-owned subsidiary of the Company, develops and markets data analysis and visualization software products, and its results are included in the Data Analysis Software segment. (See "BBN Software Products Corporation" below.)

     - LightStream Corporation, an 80%-owned subsidiary of the Company, was organized in October 1993 to develop and market ATM products (continuing the Company's prior development activities and investment in ATM technology), and its results are included in the Internetworking segment. (See "LightStream Corporation" below.)

     - BBN Internet Services Corporation, a 98%-owned subsidiary of the Company, was established in August 1994 (continuing and expanding the Company's NEARNET[SM] business activities which resided in the BBN Systems and Technologies Division during fiscal 1994) to provide Internet services on a worldwide basis, and its results are included in the Internetworking segment. (See "BBN Internet Services Corporation" below.)

     - BBN HARK Systems Corporation, a wholly-owned subsidiary of the Company, was established in July 1994 (continuing certain of the Company's prior development activities in speech recognition which resided in the BBN Systems and Technologies Division during fiscal 1994) to develop and market commercial large vocabulary speech recognition software products, and its results are included in the Collaborative Systems and Acoustic Technologies business segment. (See "BBN HARK Systems Corporation" below.)

     A significant portion of the Company's revenue continues to be derived from its business with the U.S. government and its agencies, particularly the Department of Defense. The Company's business with the Department of Defense has been adversely affected by reduced defense spending. The Company expects overall defense budgets to continue to decline over the next several years, and anticipates attendant increased competition within the consolidating defense industry. These factors have reduced the Company's U.S. government revenue and operating margins in recent fiscal years, and this trend is expected to continue at least through fiscal 1995, particularly in the defense communications systems and acoustic and sensor systems areas. (See "United States Government Contracts" below.)

     The Company conducts its commercial businesses in environments characterized by intense competition, shortened product life cycles, and rapid technological change, which require significant research and development expenditures to develop new products which address emerging market requirements and to improve its existing products. The Company's traditional commercial businesses, consisting principally of X.25 network systems and RS/Series(TM) data analysis and visualization software products, continue to experience substantially lower revenue. In recent years, the Company has been investing heavily in the development of new products, primarily the LightStream(TM) ATM switch and the T/10 IAD in the networking area and BBN/Cornerstone(TM) data analysis software. To date, revenue from the Company's new commercial products has not been significant.

     During the three most recent fiscal years, the Company's operating results have been adversely affected by a high level of investment in new product development without corresponding new product revenue, declines in the Company's defense communications business, and lower demand for the Company's X.25 network systems and data analysis software products. In addition, the Company's simulation systems business, which generated approximately $25,300,000 in revenue in fiscal 1993, was sold in April 1993. (See "Simulation Systems" below).

     The Company's objective is to achieve revenue growth in fiscal 1995, and a return to profitability during the second half of fiscal 1995. However, this outlook is strongly dependent upon achieving a significant increase in new product and services revenue. There can be no assurance that such an increase will be realized. The outlook could also be affected by further expenditures on commercial business opportunities available to the Company. The Company's anticipated revenue growth is dependent upon the Company's ability to continue to recruit entrepreneurial marketing and sales leadership, develop a support infrastructure, and establish productive customer relationships, particularly in the commercial marketplace. The implementation of the Company's overall business strategy will require significant investment in sales and marketing.

     The Company's business segments (as restated) represented approximately the following percentages of BBN's total revenue in fiscal 1994, 1993, and 1992:

                                                                         YEAR ENDED JUNE 30,
                                                                        ----------------------
                   PERCENTAGE OF TOTAL BBN REVENUE                      1994     1993     1992
- - ----------------------------------------------------------------------  ----     ----     ----
Internetworking.......................................................   39 %     39 %     43 %
Data Analysis Software................................................   18 %     16 %     17 %
Collaborative Systems and Acoustic Technologies.......................   43 %     45 %     40 %
                                                                        ----     ----     ----
                                                                        100 %    100 %    100 %

     The Company's contracts and subcontracts involving the U.S. government and its agencies represented approximately 67%, 62%, and 62% of BBN's total revenue in fiscal 1994, 1993, and 1992, respectively.

                                INTERNETWORKING

NETWORK SERVICES AND DEFENSE COMMUNICATIONS

     Overview.

     BBN designs, develops, markets, and operates wide area communications network systems, and offers and performs contract research, development, and consulting services, for government organizations, in the fields of advanced networking, tactical networks, and network security. (For information on the Company's commercial networking activities, see generally the discussions under "Network Systems", "LightStream Corporation", and "BBN Internet Services Corporation" below.)

     Since 1969, BBN has provided network services and defense communications to the Department of Defense. Since 1983, BBN has been providing hardware and professional services for the Defense Data Network (DDN), a common-user data network serving the Department of Defense. In fiscal 1991, the Defense Information Systems Agency (DISA) awarded BBN a one-year contract in support of the DDN, with up to four one-year optional extensions. The Company is currently performing under the third option year of the DDN contract, valued at approximately $20 million, which will continue the Company's existing activities through October 1994. The Company has been notified that DISA has elected to exercise its option for the final one-year extension of the DDN contract, which will continue these activities through October 1995. The value of this extension award is approximately $15 million. There can be no assurance that this activity will continue beyond October 1995.

     BBN provides a range of other network services, systems, and products, for end use by U.S. government and allied government agencies, under various contracts. BBN provides research, development, hardware, software, and professional services for a wide area network supporting distributed simulation and training, warfighting simulation, and command and control functionality. BBN also supplies a customized version of its T/20V(TM) Videoconferencing Internet Router, supporting integrated video, voice, and data requirements. BBN has provided tactical communications network systems to the U.S. Army in connection with the Mobile Subscriber Equipment ("MSE") program, under a subcontract with GTE Government Systems. This latter subcontract was substantially completed during fiscal 1993. BBN also supplies cryptographic systems and products for sophisticated network security applications, including a Message Security Protocol (MSP) testbed system for the U.S. Department of Defense providing secure messaging capability.

     Marketing.

     The primary market for BBN's network services and defense communications is the U.S. Department of Defense. The Company also markets and sells network services to other U.S. government agencies and to allied armed services. The general decline in the U.S. Department of Defense budget, coupled with increased competition, are factors that may affect BBN's future success in this marketplace. (See "United States Government Contracts" below.)

     The Company is also pursuing opportunities for its network services in the commercial marketplace. (See also "Network Systems", "LightStream Corporation", and "BBN Internet Services Corporation" below.)

     Competition.

     Competition in the field of network services and defense communications is intense. The market for developing and operating wide area networks for government agencies is dominated by large companies with substantially greater financial and marketing resources than BBN. The U.S. government is also seeking to reduce its reliance on private contractors for the operation of its existing networks, and the Company expects that this trend will result in a continuing decline in revenue relating to the operation of government networks.

     The Company believes that the primary factors of competition are the technical expertise and experience of the supplier, and price. Government contracts may be awarded either through a sole-source or competitive procurement, although competitive procurements are increasingly more typical.

NETWORK SYSTEMS

     Overview.

     BBN's X.25 network systems and products, based on packet-switching technology, support a range of communications traffic, including X.25, IBM Systems Network Architecture (SNA), and frame relay protocols. The Company's X.25 network systems and products include switching equipment, access devices, and network management systems. BBN also supplies a range of X.25 network services: it evaluates communications requirements, designs the network, integrates the overall network system, and provides on-site technical assistance and custom engineering services. BBN generally provides continuing maintenance for the networks it installs, and also offers network operations services.

     The Company's X.25 network systems business has experienced significantly lower revenue for several years. Substantially all of the Company's X.25 network systems revenue in fiscal 1994 was generated from sales into the Company's existing customer base in connection with the expansion, maintenance, and support of networks previously installed by BBN. The Company has discontinued certain of its traditional X.25 products and has substantially reduced its development and selling efforts related to this business.

     The T/10 Integrated Access Device (IAD), which BBN has been developing for several years, is designed to help customers consolidate traffic from their traditional terminal-to-computer and computer-to-computer traffic with newer desktop computing applications over a single enterprise network. In particular, the T/10 IAD addresses the problem of communications across dispersed branch offices. It operates simultaneously as an Internet Protocol (IP) router, X.25 packet switch, and async, bisync, and SNA packet assembler/disassembler (PAD).

     Development delays and limited functionality have unfavorably affected the Company's ability to generate sales of the T/10 IAD, and revenue to date from the T/10 IAD has not been financially significant. During fiscal 1994, in order to achieve development and marketing efficiencies, the T/10 IAD activities were merged into the Company's BBN Systems and Technologies Division. Although overall spending relating to the T/10 IAD business was reduced from prior year levels, additional features have been added. Recently, the Company introduced a version of the T/10 IAD, adding frame relay functionality.

     Marketing.

     The market for the Company's X.25 network systems and products is primarily the Company's existing commercial customer base. Such customers typically require ongoing maintenance, upgrade, operation, or expansion of a private X.25 network system previously installed by the Company. The Company is also reviewing opportunities for international sales of X.25 network systems, particularly into countries where the existing telecommunications infrastructure is not capable of supporting advanced networking protocols. The Company markets its X.25 network systems both directly and through third party resellers, although the Company has substantially reduced its direct selling and marketing capabilities for X.25 network systems in recent years.

     The targeted market for the T/10 IAD is organizations with established async, bisync, X.25, and SNA networks that are expanding to use local area networks (LANs) and internetworking. In fiscal 1994, the Company entered into a value-added reseller agreement with NEC under which NEC will sell the Company's T/10 IAD in Japan under the NEC label. Recently, the Company hired a senior sales executive to focus marketing efforts for the T/10 IAD on a few major reseller opportunities similar to the agreement with NEC. Accordingly, the future success of the T/10 IAD is dependent on these opportunities.

     Competition.

     The Company believes that the primary factors of competition for X.25 network systems are functionality, product performance, price, reliability, and experience of the supplier. Several important trends have adversely affected the Company's X.25 network systems business, including the growth of desktop computing, the widespread installation of local area networks (LANs), and increased transmission circuit speed and improved circuit quality. These trends have led to market requirements for networking technologies such as routers.

     The T/10 IAD competes directly with IAD communications products offered by other vendors, and indirectly with alternative product solutions such as routers and other access devices. Other vendors currently dominate the marketplace for access devices and routers, and generally have established reputations and financial, marketing, and distribution resources greater than those of BBN. The Company believes the primary factors of competition for the T/10 IAD are product performance, price, functionality, reliability, and experience of the supplier.

LIGHTSTREAM CORPORATION

     Overview.

     BBN designs, develops, markets, and supports networking products based on asynchronous transfer mode (ATM) technology. The Company's ATM networking products provide switching capability for both campus and wide area backbone network requirements. The Company believes that ATM is a significant emerging technology for networking in the 1990s. ATM switches enable communication line capacity in highspeed fiber optic networks to be allocated efficiently both for bursty data traffic, and for real-time continuous transmissions such as voice and video.

     The Company's ATM development activities are conducted by LightStream Corporation, currently 80% owned by the Company, with a 20% minority interest owned by UB Networks, Inc. (formerly Ungermann-Bass, Inc.), a wholly owned subsidiary of Tandem Computers, Inc. In connection with the formation of LightStream Corporation in October 1993, the Company and UB Networks, Inc. combined certain technology, staff, and other resources, and contributed $15 million and $5 million in cash, respectively to the enterprise.

     For several years, the Company has been investing heavily in the development of an enterprise ATM switch. In October 1993, LightStream Corporation released the LightStream[TM] 2010 ATM switch as its initial product offering. Sales of the LightStream 2010 ATM switch were not financially significant in fiscal 1994.

     In September 1994, LightStream Corporation announced the general release of the LightStream 2020 ATM switch, which is an enhanced version of the LightStream 2010 ATM switch. The LightStream 2020 ATM switch is an advanced, second-generation ATM backbone switch designed for LAN/WAN internetworking in a campus-or global enterprise-wide environment, and is designed for high performance, mission-critical enterprise networks that carry data, voice, image, and video communications. Based on a high-speed busless architecture, the LightStream 2020 ATM switch supports the functions of both a wide area bandwidth manager and a multiprotocol bridge/router, is modular and optionally fault-tolerant, and offers congestion avoidance features. The LightStream 2020 ATM switch has a peak throughput of two gigabits per second, and supports both high-speed (T3/E3 and SONET/SDH OC3c) and lower-speed (56Kbps to T1/E1) connections. Network services supported in the LightStream 2020 ATM switch include ATM user-network interface (UNI), trunking/node to network interfaces
(NNI), FDDI and Ethernet internetworking, frame relay access, frame forwarding for X.25, HDLC, SNA/SDLC, and interswitch trunking. Existing LightStream 2010 ATM switches can be upgraded to LightStream 2020 ATM switch capabilities.

     Marketing.

     Private wide area and campus networks are undergoing a period of significant transition. Bandwidth managers based on time division multiplexing
(TDM) are becoming obsolete. Such multiplexers cannot efficiently meet requirements of bursty traffic from applications such as high-speed LAN internetworking, and TDM cannot efficiently support emerging applications such as multimedia and imaging. In addition, many networks are moving beyond T1/E1 speeds and are being constrained by the lack of scalability inherent in most TDM bandwidth managers. The Company believes that the LightStream 2020 ATM switch, with ATM technology at its core, overcomes these limitations.

     The LightStream 2020 ATM switch is designed to respond to important market needs, including meeting the communications requirements of the next generation of user applications running on high-performance personal computers and workstations; achieving the economies of scale associated with the transmission of voice, data, and video over a single communications network; supporting existing network equipment and circuits; providing efficient use of expensive circuits; and providing scalability to support rapidly growing networks.

     The market for ATM communications switches currently consists of three market segments, comprised of the carrier central office ATM switch segment, the ATM enterprise switch segment, and the LAN workstation ATM switch segment. The market for ATM communications products is expected to grow substantially over the next several years. The growth of the ATM enterprise switch market segment, which is the market segment addressed by the LightStream 2020 ATM switch, may depend upon the growth of the other two market segments, and may develop at a different rate than those market segments.

     Potential customers for the LightStream 2020 ATM switch include large commercial organizations, with substantial existing networks, for whom enterprise-wide communications are of strategic importance; information service providers; and government organizations.

     The Company expects to market and sell its LightStream 2020 ATM switch and other future ATM products through a combination of direct and indirect distribution channels, both in the United States and internationally. Currently, the Company has only modest direct sales capabilities in this business area, but intends to expand these capabilities during fiscal 1995. The Company anticipates that, in addition to utilizing a direct sales force, it will continue to establish strategic alliances and partnerships in key market segments with market leaders throughout the world. These arrangements are intended to augment LightStream Corporation's technical strength and small direct sales force with established distribution channels of other companies. Such arrangements could include Original Equipment Manufacturer (OEM) distribution agreements, technology licenses, and joint development arrangements. LightStream Corporation has entered into a value-added reseller agreement with NEC under which NEC will sell LightStream Corporation's ATM switches in Japan under the NEC label. In August 1994, LightStream Corporation and Tellabs Operations, Inc. agreed to jointly develop and distribute ATM switching systems for information service providers. In addition, LightStream Corporation has signed non-exclusive OEM distribution agreements with UB Networks, Inc. and the Company's BBN Systems and Technologies Division.

     Competition.

     The emerging market for ATM products is very competitive, particularly from communications companies with marketing, distribution, and resources significantly greater than those available to LightStream Corporation. The ATM enterprise switch market segment is characterized by long sales cycles. Accordingly, the success of LightStream Corporation's products, including the LightStream 2020 ATM switch, will depend upon the timely development of the ATM market, and in particular the ATM enterprise switch market segment, the technological superiority of LightStream Corporation's products, their cost competitiveness, and the development of strategic alliances and distribution channels. In the event these conditions are not achieved on a timely basis, the Company's financial results will be adversely impacted.

     The Company believes that the primary factors of competition for its ATM products are the technological superiority of the product architecture (including traffic management, congestion avoidance, and network management functionalities), product performance, price, reliability (including fault tolerance, mean time to repair, and automatic rerouting), and experience of the supplier.

BBN INTERNET SERVICES CORPORATION

     Overview.

     The Company markets and sells services which provide companies and other organizations with access to and assistance in using the Internet. The Internet, which is a complex web of interconnected networks generally available to the public, enables users to exchange electronic mail and access remote computing resources and information on a global basis. The Company's Internet service offerings currently include around-the-clock network operations, comprehensive problem tracking and resolution, network security, electronic publishing, training, on-site field support, and configuration management. The Company intends to develop and offer additional value-added services to its Internet customers.

     BBN currently offers its Internet services through two operating units of its subsidiary BBN Internet Services Corporation: NEARNET and BARRNET[SM]. BBN acquired ownership of NEARNET in July 1993 and BARRNET in August 1994.

     The Company believes it is currently a leading provider of Internet connectivity services to organizational users in New England and in the San Francisco Bay Area. The market for Internet services is rapidly expanding, and there are considerable uncertainties as to how the market will develop. BBN may accelerate its plans to invest in expanding its Internet services activities, including additional acquisitions and increased spending. Such accelerated investment could adversely affect the Company's financial results for fiscal 1995.

     Marketing.

     The primary market for BBN's Internet services are companies, educational institutions, and other organizations that desire Internet connectivity and value added services, and which are likely to generate high volume traffic. The Company currently has a limited sales force, but intends to expand its marketing and selling capabilities. At the present time, the Company does not directly market Internet services to individual users.

     The Company currently offers Internet services on a regional level, but expects to take steps to expand its Internet service offerings to provide national and international connectivity and value added services. These steps include developing national and international sales, marketing, field service, and training capabilities. The Company's ability to expand rapidly in the Internet services field could be affected by its ability to attract and retain experienced executive management and operating personnel.

     Competition.

     The Internet services business is highly competitive, and there are no substantial barriers to entry. Currently, the leading providers of Internet services include large communications companies, as well as a number of smaller companies including regional suppliers of Internet services. In addition, a number of large organizations, including large communications carriers, have announced plans to offer Internet services. Many of these companies possess resources significantly greater than the Company, and there can be no assurance of the Company's success in this highly competitive market.

     The Company believes that the primary factors of competition for the provision of Internet services to organizations will be geographic coverage, quality of services, variety of value-added services, reliability, experience of the supplier, and price. BBN's success in this market will depend heavily upon the Company's ability to provide high quality Internet connectivity and value-added Internet services. Other factors that will affect the Company's success in this market include the Company's ability to attract additional experienced marketing, sales, and management talent, and the timely establishment of worldwide support, training, and field service capabilities.

MANUFACTURING, FIELD SERVICE, AND CUSTOMER SUPPORT

     The Company has outsourced most of its manufacturing capabilities for its internetworking products. As a result, the Company has significantly downsized its in-house manufacturing capabilities, and is now substantially reliant upon the manufacturing capabilities of its outsourcing partners for products. The Company continues to manufacture some X.25 communications equipment at its facilities in Cambridge, Massachusetts, although such manufacturing operations are not presently significant.

     The Company does not currently maintain a qualified second manufacturing source for the LightStream 2020 ATM switch, the T/10 IAD, and certain X.25 network products. In certain cases, the Company currently maintains only one qualified source of supply for certain components of such products.

     Field service, consisting of on-site hardware and software maintenance for BBN's products, is provided both directly by BBN and through third party maintenance organizations. The Company maintains dedicated field service personnel at sites in the United States and in a limited number of foreign countries, serving the field service requirements of its U.S. government customers.

                             DATA ANALYSIS SOFTWARE

BBN SOFTWARE PRODUCTS CORPORATION

     Overview.

     Through its wholly-owned subsidiary, BBN Software Products Corporation, the Company develops, markets, and supports data analysis computer software products, which are designed primarily for manufacturing, engineering, and health industry applications. These software products provide integrated data analysis, visualization, and decision support to help companies create and produce higher quality products. BBN's data analysis software products operate on computers from a variety of manufacturers, including Digital Equipment Corporation (DEC), Sun Microsystems, Hewlett-Packard, and IBM.

     BBN offers a range of software products for data analysis and visualization, including RS/Series, BBN/Cornerstone, BBN/Clintrial[TM], and BBN/ClinTRACE[TM] computer software. These software products are described more fully below:

     - RS/Series. The RS/Series of data analysis and visualization software includes RS/1[R], RS/Explore[R], RS/Discover[R], RS/QCA II[TM], and RS/Decision[TM] software. RS/1 software, which was first released in 1980, is a fully integrated data analysis system used by technical professionals in a wide variety of disciplines and activities. RS/Explore, RS/Discover, RS/QCA II, and RS/Decision software are sold as product options to RS/1 software. Collectively, the RS/Series software is used for technical data analysis and visualization, statistical process control, and design of experiments.

     - BBN/Cornerstone. BBN/Cornerstone software, introduced by the Company in fiscal 1993, is the first of a new series of data analysis and visualization software products specifically designed for use on desktop computers in a client/server environment. The initial release of BBN/Cornerstone software operates on UNIX-based workstations, utilizing a number of established graphical user interfaces. Planned subsequent releases in the second half of fiscal 1995 will operate on personal computers.

     - BBN/Clintrial and BBN/ClinTRACE. BBN develops, markets, and supports health industry applications software used in the pharmaceutical, biotechnology, and medical products industries. These health industry applications software products currently include BBN/Clintrial (also known as Clintrial[TM] software) (designed to support data management of clinical trials) and BBN/ClinTRACE software (designed to unify a company's adverse events processing).

     The Company's data analysis software products business has been affected by the growth of distributed processing and the associated use of personal computers, workstations, and other desktop computers. Many of the Company's data analysis software products, primarily the RS/Series software, currently operate on minicomputer systems. As demand for minicomputer-based software declines, the Company is experiencing substantially lower RS/Series software revenue and downward pressure on prices. Sales of BBN/Cornerstone software, which was introduced in response to the trend toward desktop computing, have not been financially significant to date.

     The Company has recently begun to more tightly integrate BBN/Cornerstone software with its RS/Series of products. The Company anticipates that future releases of RS/Series and BBN/Cornerstone products will provide additional capabilities and flexibility in client/server computing environments.

     BBN offers maintenance and training to its software customers. Maintenance services consist principally of system updates, new releases, and telephone hotline support. Training is offered both in product use and in the statistical methods embodied in the data analysis software products.

     Marketing.

     The market for BBN's data analysis software products includes primarily scientists and engineers working in the research, development, manufacturing, and quality departments of major corporations in the health, semiconductor, electronics, petrochemical, food and packaged goods, automotive, and aerospace industries.

This market is characterized by a need to acquire, analyze, visualize, graph, and report scientific, engineering, and manufacturing data.

     BBN markets its data analysis software products to end-user organizations worldwide. Selling and marketing is done principally through a direct sales force at offices in the United States, Western Europe, Japan, and Australia. The Company is increasing its direct telesales activities, particularly for BBN/Cornerstone software. The Company also has cooperative marketing agreements with DEC, Sun, Hewlett-Packard, and other companies, as well as distribution and value-added reseller agreements with Andersen Consulting and other systems suppliers and resellers. The Company is continuing to seek additional distribution channels for its software products, particularly its BBN/Cornerstone software.

     Sales of BBN/Cornerstone software have not been financially significant to date. The Company believes that its ability to increase sales of BBN/Cornerstone software will depend, in part, upon the timely integration of BBN/Cornerstone and the RS/Series software into a client/server environment, and the development and release of versions of BBN/Cornerstone software that permit operation on platforms, including personal computers, which are not currently supported by the product.

     Competition.

     The Company's data analysis software competes with other software packages that address the data analysis and visualization needs of technical professionals engaged in manufacturing, research and development, engineering, pharmaceutical, and scientific activities. BBN believes that competition in the applications software market is primarily based upon the quality, features, price, ease-of-use, and support offered by a particular product. In addition to providing the sophisticated statistical functionality required to analyze and visualize complex technical data, the Company believes that its products provide the market with a higher level of functional integration than is generally available from most competitors. However, there are significant portions of the overall market which are addressed by competitors, and which do not need the level of functional integration which is embedded within the Company's applications software products.

     The Company's principal competition in this market is from software packages offered by independent software vendors and, to a lesser degree, by spreadsheet vendors whose products are widely used in business and technical environments for data organization, simple statistics, and graphics. Many of these packages are currently operable on workstations and personal computers. Several of these packages are marketed by organizations with established reputations and with financial and marketing resources greater than those of BBN.

                COLLABORATIVE SYSTEMS AND ACOUSTIC TECHNOLOGIES

COLLABORATIVE SYSTEMS

     Overview.

     BBN designs, develops, and markets collaborative systems, primarily in the fields of distributed computing, speech processing, and education technology. In each of these fields, BBN offers customized solutions to complex problems, ranging from assisting organizations establish collaborative distributed computing capabilities to developing a design for a new generation of American schools.

     In the field of distributed computing, the Company offers research, development, and consulting services, primarily to government customers, to develop and implement advanced systems in the area of human-computer applications, integrating advanced computing, expert systems, and artificial intelligence capabilities. The Company has designed and built intelligent systems for a number of government customers, including the U.S. Army (mission-critical intelligent system for logistics planning) and the U.S. Internal Revenue Service (automated intelligent issues system for review of tax returns).

     In the field of speech processing, the Company offers research, development, and consulting services, primarily to government customers, relating to speech recognition, natural language processing, and spoken language systems. (The Company's commercial speech recognition activity is carried on primarily through BBN HARK Systems Corporation. (See "BBN HARK Systems Corporation" below.))

     In the field of education technology, BBN offers a variety of research, development, and consulting services, primarily to government organizations such as the National Institutes of Health (NIH), the National Science Foundation
(NSF), and to public and private educational institutions. Under contract to the New American Schools Development Corporation (NASDC), the Company has developed and is assisting in the implementation of the "Cooperative Networked Educational Community for Tomorrow" (Co-NECT[TM]) School Design program. The Co-NECT School Design program provides an innovative approach to primary and secondary education, utilizing computer and networked communications technology as part of a project-based curriculum.

     Marketing.

     Large government and commercial organizations face increasingly complex challenges, including around-the-clock operations, globally dispersed operations, and rapid response requirements. Effective computer-based solutions to these challenges require transition from centralized, isolated computing focused on managing information to connected, collaborative computing focused on using information (including real time data capture), communications across heterogeneous platforms and networks, and rapid analysis and reporting. The systems and products provided by the Company to address these challenges are called "collaborative systems."

     BBN markets collaborative systems and related services and products principally to U.S. government agencies. Substantially all of BBN's collaborative systems contracts are won on the basis of the technical merits of BBN's proposals and BBN's professional reputation. BBN's reputation is enhanced through the visibility of its employees in professional pursuits and, accordingly, BBN encourages participation by its employees in various professional associations and sponsors the presentation and publication of technical papers by employees at professional meetings and in technical journals.

     The Company's strategy in the field of collaborative systems is to provide customers with solutions to their global collaboration challenges by utilizing a range of the Company's technical capabilities and problem-solving experience in the area of networks and distributed applications. The Company is also seeking opportunities in the commercial marketplace to utilize these capabilities.

     Competition.

     The primary factors of competition for collaborative systems are superior technical expertise and price. BBN believes that its ability to maintain its competitive position depends upon its ability to attract and retain talented employees and to maintain a competitive cost structure.

     BBN faces competition from a large number of organizations, many of which have substantially greater financial resources and larger technical staffs than BBN. These competing organizations include corporations and nonprofit organizations (including non-profit federal contract research centers) that may derive a substantial portion of their revenue from research and development contracts with the U.S. government and its agencies. In addition, some government agencies have internal research departments that may perform some of the services offered by BBN, although the Company's services generally supplement the capabilities and talents available within such agencies. As a result of increased competition, the Company has reduced prices for its collaborative systems and services, which has had an adverse impact on profit margins. Information as to the Company's U.S. government contract activities may be found in the section captioned "United States Government Contracts" below.

BBN HARK SYSTEMS CORPORATION

     Overview.

     In July 1994, the Company established a subsidiary, BBN HARK Systems Corporation, to focus on the Company's efforts to expand its commercial speech recognition software activities. Through BBN HARK

Systems Corporation, the Company develops, markets, and supports the HARK[TM] Recognizer, a high performance, real-time, large vocabulary, speaker independent, continuous speech recognition software product. The HARK Recognizer is a software-only system that operates on a number of standard workstations and personal computers equipped with a standard audio interface, without additional specialized digital signal processing hardware. The HARK Recognizer currently operates primarily on audio-equipped UNIX-based computer workstations offered by vendors such as Sun Microsystems, Hewlett-Packard, Silicon Graphics, DEC, and IBM, and on audio-equipped Intel 486-based personal computers.

     Marketing.

     The Company believes that computer speech recognition is an emerging market, and the Company intends to increase its marketing and sales investment in this area. The market currently targeted by the Company for the HARK Recognizer includes systems integrators and computer and telephony equipment manufacturers desiring to add cost-effective large vocabulary speech recognition capabilities to their proprietary products and systems. The Company believes that the market for computers with large vocabulary speech recognition capabilities will include companies in the telephone, travel, transportation, financial services, and health care industries.

     The HARK Recognizer, which is currently available in an English-language version, is currently marketed primarily to commercial organizations in the United States.

     The Company's success in this marketplace will depend heavily upon the development of a market for large vocabulary speech recognition capabilities, and upon the ability of the Company to attract additional experienced executive, sales, and marketing talent for BBN HARK Systems Corporation, to sustain technological superiority, ease-of-use, and cost-competitiveness for the HARK Recognizer, and to establish distribution (including strategic alliances) on a timely basis.

     Competition.

     The primary factors of competition for commercial speech recognition products are the availability of appropriate end-use applications, technological capabilities of the product (including speed, reliability, accuracy, features, programmability, and ease-of-use), price, technical and support system engineering services, and experience and reputation of the supplier.

     The Company competes against other providers of commercial speech recognition products and systems in the telephony and desktop markets. Many of these companies have established reputations and financial, marketing, and distribution resources substantially greater than that of BBN, and there can be no assurance of success in this highly competitive market.

ACOUSTIC TECHNOLOGIES

     Overview.

     BBN designs, develops, and markets underwater acoustic sonar and prototype sensor systems, both fixed and mobile. BBN combines experience in acoustics, signal analysis, and information processing, to develop major sensor systems, from initial concept through full-scale engineering development and deployment.

     BBN also offers services in the fields of sonar, submarine, surface ship, and ocean environmental acoustics; signal and information processing; shock and vibration analysis; marine systems; fluid mechanics; and materials engineering. The Company also designs, develops, builds, and markets active noise and vibration control products and systems.

     In connection with its sensor systems activities, BBN is currently teamed with Loral Federal Systems to perform engineering and development services in connection with the U.S. Navy's Fixed Distributed System Shore Signal and Information Processing Segment (FDS SSIPS) program. BBN's role is to define the overall operational concept for FDS SSIPS, and to provide software development and operational training. FDS SSIPS is a component of the U.S. Navy's Integrated Underwater Surveillance System. The scale of the FDS SSIPS program has been reduced since its inception, and there exists some uncertainty over the U.S.

government's long-term level of funding for the project. However, the Company presently believes that it will continue to be involved in the FDS SSIPS program for several more years. (See "United States Government Contracts" below.)

     Marketing.

     The primary customers for BBN's acoustic technologies consist of the U.S. Navy, the U.S. Advanced Research Projects Agency (ARPA), anti-submarine warfare
(ASW) prime contractors, and the National Aeronautics and Space Agency (NASA). BBN markets its acoustic technologies capabilities to customers both directly and through teaming arrangements with large defense contractors. Periodically, government agencies issue requests for proposals or broad-area announcements seeking suppliers with specific technology skills and BBN often can respond to these requests. Alternatively, the Company may propose systems-related work to government agencies. The Company also may be invited to bid, or may seek to team with one or more companies bidding, on a larger procurement of which a system or subsystem within BBN's field of expertise is one component.

     The market for acoustic technologies with defense applications (and for sensor systems in particular) has changed dramatically in recent years. The end of the Cold War has led to the cancellation or reduction in scope of a number of large sensor systems procurements. In addition, the Department of Defense is placing increased emphasis on research, development, training, and evaluation, often stopping short of full-scale production of a system until necessary. BBN believes its ability to sustain revenue in this business area will depend on continued program funding for underwater sensor systems by the U.S. government.

     The Company also markets certain of its acoustic technologies capabilities to commercial customers, primarily in the area of active noise and vibration control. The market for active noise and vibration control systems and products includes manufacturers in the automotive, aerospace, industrial equipment, and consumer products industries. This market is characterized by a need to control noise and vibrations produced by systems such as automobiles, airplanes, manufacturing equipment, and air conditioners. Revenue from such commercial customers to date has not been significant.

     Competition.

     The primary factors of competition for acoustic technologies are superior technical expertise, experience of the supplier, and price.

     Competition in the field of acoustic technologies with defense applications (and for sensor systems in particular) is dominated by large defense contractors with substantially greater financial and marketing resources than BBN. In major programs, where BBN's technical expertise supports the allocation to BBN of a portion of the work, BBN typically teams with a large defense contractor. In teaming arrangements where BBN acts in a subcontractor capacity, BBN relies heavily on the effectiveness of its prime contractor to win a given award. In defense-related areas, the Company anticipates that competition will continue to be intense. (See also "United States Government Contracts" below.)

SIMULATION SYSTEMS

     Until April 1993, BBN designed, marketed, built, and supported distributed simulation systems, combining computer image generators with networking capabilities, primarily for tactical team training. BBN's customers included the U.S. Army (through the SIMNET program) and the German Army (through the AGPT program under a subcontract with Wegmann & Co. GmbH). In April 1993, in view of ongoing capital requirements and an uncertain sales outlook, the Company sold the fixed assets, inventory, and technology of its simulation systems business, and transferred more than one hundred employees of that business, to a subsidiary of Loral Corporation. The results of the Company's former simulation systems business is included in the Collaborative Systems and Acoustic Technologies business segment.

                              PRODUCT DEVELOPMENT

     The Company's commercial businesses are characterized by rapid technological change, which requires continued research and development expenditures by the Company to improve its existing products, and to develop new hardware and software products to address emerging market requirements. The Company has incurred substantial internally funded research and development costs, including $22,451,000, $34,048,000, and $33,732,000 in fiscal 1994, 1993, and 1992, respectively.

     The majority of the Company's internally funded research and development spending is currently directed principally toward the LightStream ATM products, the T/10 IAD, and BBN/Cornerstone software. (See also "LightStream Corporation", "Network Systems", and "BBN Software Products Corporation" above.) The Company's continued significant investment in research and development is dependent upon the timely market acceptance of its new products.

     Additional information as to the research and development activities of the Company may be found on pages 24 through 26 and page 35 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994, and such information is incorporated herein by reference.

                       UNITED STATES GOVERNMENT CONTRACTS

     During fiscal 1994, 1993, and 1992, 67%, 62%, and 62%, respectively, of BBN's total revenue was derived from contracts and subcontracts involving the U.S. government and its agencies. In fiscal 1994, approximately $108,000,000 were sales pursuant to contracts funded through the Department of Defense. Of these sales, contracts sponsored by three agencies of the Department of Defense (under several programs in each case) contributed approximately $42,100,000, $23,200,000, and $20,500,000, respectively.

     The U.S. government accounted for approximately the following percentages of revenue in each of the Company's business segments (as restated) in fiscal 1994, 1993, and 1992:

                                                                         YEAR ENDED JUNE 30,
                                                                        ----------------------
                PERCENTAGE OF U.S. GOVERNMENT REVENUE                   1994     1993     1992
- - ----------------------------------------------------------------------  ----     ----     ----
Internetworking.......................................................   64%      72%      72%
Data Analysis Software................................................    4%       4%       4%
Collaborative Systems and Acoustic Technologies.......................   96%      74%      76%

     The decreased percentage of U.S. Government revenue in the Internetworking business segment for fiscal 1994 reflects decreased network services and defense communications revenue due to the substantial completion of the Company's MSE program under subcontract with GTE Government Systems, and lower revenue in connection with the Company's DDN contract. The increased percentage of U.S. Government revenue in the Collaborative Systems and Acoustic Technologies business segment for fiscal 1994 reflects the sale of the Company's simulation systems business. (See "Network Services and Defense Communications" and "Simulation Systems" above.)

     All of the Company's contracts and subcontracts involving the U.S. government are subject to termination at the convenience of the government. Should a contract be so terminated by the government, BBN would be reimbursed for its allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profit attributable to the work actually performed.

     The U.S. government contracts for its procurement needs either through formal advertising procedures or by negotiation. The government is authorized to forego formal advertising under various circumstances, including the procurement of experimental, developmental, or research services. Negotiated procurements may or may not involve the solicitation of competitive proposals. If competitive proposals are involved, the government selects the proposal most advantageous to the government and normally conducts negotiations with the selected offeror. Certain negotiated procurements are accomplished without a competitive solicitation, such as when supplies or services can be obtained from only one person or firm ("sole source") or when there is otherwise no substantial question as to choice of source. In most noncompetitive procurements, after the offeror submits a proposal, the government then negotiates the price and other terms in accordance with guidance received from technical personnel of the procuring agency and the profit or fee guidelines set forth in the applicable regulations. Certain of the Company's contracts with the government involve negotiated procurement procedures accomplished without competitive solicitation; however, most of the Company's government contracts are subject to competitive bidding procedures, and the government has adopted certain policy initiatives generally placing more emphasis on competitive procurement.

     The majority of BBN's contracts with the U.S. government and its agencies are priced on a cost-plus-fixed-fee basis, under which the government reimburses the contractor for its allowable costs (within the contractual terms and conditions) and pays the contractor a negotiated fee.

     Many of the government programs in which the Company participates as a contractor or subcontractor may extend for several years, but they are normally funded on an annual basis. The Company's government contracts and subcontracts are subject to reduction or modification in the event of changes in the government's requirements or budgetary constraints. Government curtailment of expenditures for systems or services of the type sold by the Company in the internetworking or collaborative systems and acoustic technologies fields can have an adverse impact on BBN's revenue and results from operations. The Department of Defense intends to make increasing use of the commercial off-the-shelf (COTS) policy in acquiring high technology systems for certain non-combat related applications, and BBN's participation in such programs would be dependent upon its ability to supply such COTS equipment on a cost-effective basis.

     The Company, like other companies doing business with the Department of Defense, has been adversely affected by reduced defense spending and expects this general decline and attendant increased competition within the defense industry to continue over the next several years. Uncertainty continues to exist on the size and scope of reductions in future defense budgets and their impact on the Company's defense-related business. Further, there is the possibility that funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. These factors have reduced the Company's U.S. government revenue and operating margins in recent fiscal years, and this trend is expected to continue at least through fiscal 1995, particularly in the defense communications systems and acoustic and sensor systems areas.

     The Department of Defense's stated intention is to reduce its procurements but to maintain a strong defense technology base and to fund research and development in key areas of science and technology at near current levels. The Company has strong capabilities in certain of these areas but anticipates that competition in all defense-related areas will continue to be intense. Accordingly, the Company expects significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business. In addition, the Company expects that the consolidation of large defense contractors into a smaller number of very large, diverse organizations will continue, and that this will place additional downward pressure on prices.

     The books and records of the Company are subject to audit by the Defense Contract Audit Agency; such audit can result in adjustments to contract billings. Final contract billing rates have been established for years through fiscal 1989, except for the Company's former BBN Communications activity, for which final contract billing rates have been established through fiscal 1984. BBN expects that any adjustments to billings which may be made as a result of audits of fiscal years 1985 through 1994 will not have a material adverse effect on the Company's results of operations.

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

                                    BACKLOG

     BBN's backlog of orders at June 30, 1994 and June 30, 1993 was approximately $158,000,000 and $133,000,000, respectively. The increased backlog at June 30, 1994 compared to June 30, 1993 reflects an increase in research and development contracts with the U.S. government, principally the U.S. Navy, in the Collaborative Systems and Acoustic Technologies business segment.

     The backlog at June 30, 1994 includes approximately $62,000,000 of funded U.S. government orders (expenditures appropriated by Congress), approximately $67,000,000 of unfunded government orders, and approximately $29,000,000 of commercial orders. The amounts include estimates relating to customer-requirements contracts, and to long-term contracts of a cost-reimbursement nature. Assuming no terminations, cancellations, or changes, and completion of orders in the normal course, BBN estimates that approximately 60% of the June 30, 1994 backlog relates to work expected to be performed during fiscal 1995.

     All of BBN's contracts and subcontracts involving the U.S. government are subject to termination at the convenience of the government. Many of the government programs in which the Company participates may extend for several years, but they are normally funded only on an annual basis; the major portion of the Company's other contracts cover a period of twelve months or less. (See "United States Government Contracts" above.) A few significant contract orders, primarily with the U.S. government, make up a substantial portion of the backlog for the Company, and significant contract awards and extensions occur randomly during the year. For these and other reasons, backlog data, and comparisons of backlog as of different dates, may not be a reliable indicator of either future sales or the ratio of future U.S. government sales to other sales.

     Backlog is not a significant factor at BBN Software Products Corporation (where the majority of products are shipped almost immediately after receipt of an order), or at BBN Internet Services Corporation (which provides principally services on a fee basis, terminable by the customer). Backlog is not currently a significant factor at LightStream Corporation. BBN HARK Services Corporation maintains a small backlog in connection with certain multi-year custom research and development contracts, although currently such backlog is not material.

                         PATENTS AND PROPRIETARY RIGHTS

     The Company utilizes appropriate patent, trademark, copyright, and other proprietary rights procedures to protect its commercial products, and has applied for a limited number of patents in connection with certain recent development activities at the Company's BBN Systems and Technologies Division (principally in the collaborative systems and acoustic technologies segment), and at the Company's LightStream Corporation, BBN Software Products Corporation, and BBN HARK Systems Corporation subsidiaries. The Company believes that there has recently been a general increase in patent activity by others in each of the commercial business segments in which it conducts its business, and in response the Company has increased its patent activity. However, although BBN owns a limited number of patents, none are of significant value to the Company's current business.

     The Company believes that certain of its competitors, many of whom have significantly greater financial, technical, and legal resources than the Company, are actively seeking patent protection in connection with their new products and technologies. The Company believes that the award of patent rights to a competitor could have an adverse material impact on the ability of BBN to conduct its business activities in areas covered by any such patent award. However, the Company is not currently aware of any patents or patent applications that impact or are likely to impact materially the ability of BBN to conduct its current business activities.

     It may be possible for competitors to replicate aspects of BBN's products even though BBN regards such aspects as proprietary. However, BBN currently believes that, in general, due to the rapid pace of technological change in its businesses, patent or other formal protection is less significant than the knowledge and experience of BBN personnel and the ability of BBN to develop, enhance, and market its products.

     Generally, patents on inventions developed by BBN under government contract are owned by BBN, with the government retaining a royalty-free license to use and to permit others to use such inventions for government purposes. Also, the government has certain proprietary rights to technical data and software programs resulting from the Company's services under government contracts and the government may generally disclose such data and programs to third parties, including competitors of the Company.

     The Company believes that patent or proprietary rights protection are not significant competitive factors in connection with its non-commercial contract research and development activities, and that the success of the Company in those activities depends primarily upon the technical expertise and creative abilities of its employees.

                                   EMPLOYEES

     As of September 13, 1994, the Company employed approximately 1,700 persons, a majority of whom are professional or technical persons having high levels of education, training, and skill in the areas in which the Company operates. BBN's domestic employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are excellent.

     Recently, there have been a number of management changes at the Company. In January 1994, George H. Conrades became president and chief executive officer of the Company, succeeding Stephen R. Levy who remains as chairman of the board. In January 1994, LightStream Corporation named Jonathan C. Crane its president and chief executive officer. In June 1994, John T. Kish joined BBN Software Products Corporation as its president and chief executive officer. In July 1994, Frank Heart, president of the Company's BBN Systems and Technologies Division, retired after 28 years with the Company. Searches are currently in process for a chief executive of both the newly formed BBN HARK Systems Corporation and BBN Internet Services Corporation. The Company is also actively recruiting for a number of marketing and sales positions throughout the Company.

     BBN, along with other high-technology companies, faces competition in hiring and retaining skilled technical, professional, marketing, and sales personnel. The Company believes that its future success depends in part upon its ability to attract and retain such personnel.

                                  EXPORT SALES

     Export sales by the Company in fiscal 1994 were concentrated in the data analysis software and network systems areas. Revenue in fiscal 1994, 1993, and 1992 included U.S. export sales of $27,300,000, $51,100,000, and $52,800,000, respectively. These figures included U.S. export sales relating to the Company's former simulation systems business of approximately $19,000,000 and $19,000,000 in fiscal 1993 and 1992, respectively. The Company experienced reduced U.S. export sales in fiscal 1994 primarily as a result of the absence of revenue from the Company's simulation systems business sold in fiscal 1993.

     The Company's foreign operations, which are conducted in Western Europe, Japan, and Australia, consist largely of sales and marketing activities for the Company's commercial products. In the countries in which BBN focuses its export sales activities, the Company knows of no unusual risks. Under certain circumstances, however, the export of the Company's products and services requires the express authorization of U.S. government agencies. Foreign sales of the Company's applications software products, including its data analysis software and HARK Recognizer software products, will be impacted by the unavailability of foreign language versions.

                               INDUSTRY SEGMENTS

     Financial information with respect to the Company's activities in its three industry segments may be found in the section captioned "Segment Information" appearing on page 38 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994, and such information is incorporated herein by reference.

ITEM 2.  PROPERTIES.

     The Company's executive offices, its primary research, development, and consulting facilities, and the majority of its computer, laboratory, and manufacturing facilities are currently located in its Cambridge, Massachusetts complex, which contains approximately 655,800 square feet of building space, of which approximately 106,800 square feet is currently subleased. Approximately 122,700 square feet of the Cambridge, Massachusetts complex is owned by the Company; the remaining space is leased by the Company, primarily under long-term leases granting the Company the option to extend the lease. The Company also has first refusal rights and/or options to purchase most of the leased space. In addition, in Billerica, Massachusetts, the Company leases a building containing approximately 153,700 square feet of space. The Company's lease for approximately 100,600 square feet of unoccupied space in the Billerica facility will expire in January 1995. LightStream Corporation will continue to occupy most of the remaining space at the Billerica facility for its principal offices and computer, laboratory, research, and development facilities. The aggregate rental to be paid by the Company for all its leased Massachusetts facilities, net of sublease income and including taxes and certain operating expenses, will be approximately $10,000,000 in fiscal 1995.

     The Company also leases, on a short-term basis, office space at 18 other domestic locations containing an aggregate of approximately 130,000 square feet of space, net of subleases. The aggregate rental to be paid by the Company for such locations, net of sublease income and including taxes and certain operating expenses, will be approximately $2,200,000 in fiscal 1995.

     The Company also occupies office space in 7 foreign countries containing an aggregate of approximately 41,700 square feet of space, net of subleases. The aggregate rental to be paid by the Company for such office space, net of sublease income and including taxes and certain operating expenses, will be approximately $2,070,000 in fiscal 1995. The Company is seeking to sublease excess space, resulting from downsizing and consolidation at its Heathrow facility, in the United Kingdom.

     The Company believes that its facilities and equipment are well maintained and are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to shareholders of the Company during the fourth quarter of fiscal 1994.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, the age of each, and the period during which each has served in his current office are as follows:

                                                                                       CONTINUOUSLY
                                                                                        IN SUCH
                 NAME                     AGE                    OFFICE                OFFICE SINCE
                 ----                     ---                    ------                ------------
George H. Conrades.....................    55    President and Chief Executive Officer 1994/1994
Stephen R. Levy........................    54    Chairman of the Board of Directors         1983
W.B. Barker............................    47    Senior Vice President                      1983
Ralph A. Goldwasser....................    47    Senior Vice President,                1991/1992/
                                                   Chief Financial Officer, and             1991
                                                   Treasurer
William S. Hurley......................    50    Vice President and Controller         1992/1992
Jonathan C. Crane......................    44    Vice President                             1994
John T. Kish...........................    38    Vice President                             1994

     All of the executive officers except Messrs. Conrades, Hurley, Crane, and Kish have been employed by the Company in their present or other capacities for no less than the past five years.

     Mr. Conrades has been the President and Chief Executive Officer of the Company since his appointment by the Board effective in January 1994. Prior to that time, he had been employed for over 30 years at International Business Machines Corporation. During his employment with IBM, Mr. Conrades held a number of marketing-management and general-management positions, including most recently senior vice president, corporate marketing and services and general manager of IBM United States, with responsibility for all of that company's customer-related operations in the United States, including hardware, software, maintenance, and services, and for over 100,000 employees and approximately $27 billion in revenue. Mr. Conrades retired from IBM in March 1992, and since that time and prior to his appointment as President of the Company, Mr. Conrades was consulting in venture capital business and was on the board of directors of several small technology ventures, including since 1993 the board of LightStream Corporation, a subsidiary of the Company. Mr. Conrades is a director of Westinghouse Electric Corporation.

     Mr. Hurley joined BBN in March 1992 as Vice President and Controller of the Company. Prior to joining BBN, Mr. Hurley had worked for approximately 19 years at Wyman Gordon Co., a manufacturer of forgings, investment castings, and advanced composite structures. At Wyman Gordon, Mr. Hurley served in various management positions in the accounting and finance areas, including most recently as Vice President and Controller from 1988 to 1992.

     Mr. Crane was elected Vice President of the Company in June 1994, and has served as President and Chief Executive Officer of LightStream Corporation, a subsidiary of the Company, since February 1994. Prior to joining LightStream, Mr. Crane had been employed for over eight years at MCI Telecommunications in a number of sales and marketing-management and general-management positions, including most recently as executive vice president of multinational accounts, with responsibility for approximately 3,000 employees and $2.4 billion in revenue. Mr. Crane served from 1983 to 1985 as a director of Sonecor Systems, a division of SNET, from 1982 to 1983 as a director of national accounts at Rolm Corporation, and from 1973 to 1975 and from 1979 to 1980 in a variety of sales and marketing positions at AT&T Corporation.

     Mr. Kish was elected Vice President of the Company in August 1994, and has served as President and Chief Executive Officer of BBN Software Products Corporation, a subsidiary of the Company, since June 1994. Prior to joining BBN Software Products, Mr. Kish had been employed for approximately five years at Oracle Corporation in a number of senior management positions, including vice president, desktop division, and most recently as senior vice president, business development. After leaving Oracle in 1993 and prior to joining BBN Software Products, Mr. Kish provided management consulting and development services for the telecommunications, entertainment, financial, and information services industries.

     Each of the chairman, president, and treasurer has been elected to hold office until the first meeting of the directors following the next annual meeting of shareholders and until his successor is chosen and qualified, and each other executive officer has been elected to his described office to hold office until the first meeting of the directors following the next annual meeting of shareholders.

     None of the directors or executive officers of the Company has any relationship to any other director or executive officer of the Company or its subsidiaries, by blood, marriage, or adoption, not more remote than first cousin.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information in response to this item may be found under the caption "Information for Shareholders" appearing on page 42; under the caption "Quarterly Financial Data (Unaudited)" appearing on page 40; and under the caption "Five-Year Financial Summary" appearing on page 21, each in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994, and such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     Information in response to this item may be found under the caption "Five-Year Financial Summary" appearing on page 21 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994, and such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information in response to this item may be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 22 through 26 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994, and such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information in response to this item may be found in the following sections of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994:

     Consolidated Statements of Operations (Annual Report page 27)

     Consolidated Balance Sheets (Annual Report page 28)

     Consolidated Statements of Shareholders' Equity (Annual Report page 29)

     Consolidated Statements of Cash Flows (Annual Report page 30)

     Notes to Consolidated Financial Statements (Annual Report pages 31 through
     38)

     Report of Independent Accountants (Annual Report page 39)

     Quarterly Financial Data (unaudited) (Annual Report page 40)

and such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item may be found in the section entitled "1. Election of Directors" on pages 2 through 5 of the Company's definitive Proxy Statement dated September 28, 1994, and such information is incorporated herein by reference.

     Information in response to executive officers of the registrant appears in
Item 4A entitled "Executive Officers of the Registrant" on pages   and   of this
report, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information in response to this item may be found in the section entitled "1. Election of Directors" under the caption "Board of Directors and Committee Organization" on pages 5 and 6; and in the sections entitled "Compensation and Certain Other Transactions Involving Executive Officers", "Summary Compensation Table", "Option Grants in Last Fiscal Year", and "Option Exercises in Fiscal Year 1994 and Year-End Option Values", on pages 19 through 24, and in the section entitled "Report of Compensation and Stock Option Committee on Annual Executive Compensation" on pages 24 through 27, and in the section entitled "Comparative Stock Performance" on page 28, each in the Company's definitive Proxy Statement dated September 28, 1994, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this item may be found in the section entitled "1. Election of Directors" under the caption "Biographical Information" on pages 2 through 5; and in the section entitled "Principal Holders of Company Common Stock" on pages 17 and 18, each in the Company's definitive Proxy Statement dated September 28, 1994, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item may be found in the section entitled "Compensation and Certain Other Transactions Involving Executive Officers -- Employment Agreements, Loans, and Separation Pay Arrangements" on pages 20 and 21, in the Company's definitive Proxy Statement dated September 28, 1994, and such information is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1.  FINANCIAL STATEMENTS

     The following financial statements appearing in the Company's Annual Report to Shareholders for the year ended June 30, 1994, are incorporated herein by reference:

     Consolidated Statements of Operations (Annual Report page 27)

     Consolidated Balance Sheets (Annual Report page 28)

     Consolidated Statements of Shareholders' Equity (Annual Report page 29)

     Consolidated Statements of Cash Flows (Annual Report page 30)

     Notes to Consolidated Financial Statements (Annual Report pages 31 through
     38)

     Report of Independent Accountants (Annual Report page 39)

2.  FINANCIAL STATEMENT SCHEDULES

     Schedules other than those listed below have been omitted because they are inapplicable or are not required.

                                                                                      FORM 10-K
                                                                                        PAGE
                                                                                     -----------
   I      Marketable Securities -- Other Investments, June 30, 1994................
   V      Property, Plant and Equipment, Years Ended June 30, 1994, 1993, and
          1992.....................................................................
  VI      Accumulated Depreciation and Amortization of Property, Plant and
          Equipment, Years Ended June 30, 1994, 1993, and 1992.....................
VIII      Valuation and Qualifying Accounts, Years Ended June 30, 1994, 1993, and
          1992.....................................................................
   X      Supplementary Income Statement Information, Years Ended June 30, 1994,
          1993, and 1992...........................................................

3.  LIST OF EXHIBITS

      3.1   Restated Articles of Organization of Registrant (filed with the
            Securities and Exchange Commission as Exhibit 3.1 of Registrant's
            Quarterly Report on Form 10-Q for the Quarter ended March 31, 1989, and incorporated herein by reference).
      3.2   By-laws of Registrant, as amended (filed with the Securities and
            Exchange Commission as Exhibit 3.2 of Registrant's Annual Report on
            Form 10-K for the fiscal year ended June 30, 1988, and incorporated herein by reference).
      4.1   Form of Indenture of Trust dated as of April 1, 1987 between the
            Registrant and The First National Bank of Boston relating to the
            Registrant's 6% Convertible Subordinated Debentures due 2012 (filed with the Securities and Exchange Commission as Exhibit 4.1 of
            Registration Statement No. 33-12975 on Form S-3, and incorporated herein by reference).
      4.2   Form of Right Certificate to purchase shares of Common Stock of the
            Registrant (filed with the Securities and Exchange Commission as
            Exhibit 2 of Registrant's Current Report on Form 8-K dated June 23,
            1988, and incorporated herein by reference).
      4.3   Common Stock Rights Agreement dated as of June 23, 1988 between the
            Registrant and The First National Bank of Boston relating to the
            Registrant's Common Stock Purchase Rights (filed with the Securities and Exchange Commission as Exhibit 1 of Registrant's Current Report on
            Form 8-K dated June 23, 1988, and incorporated herein by reference).
      4.4   Registration Rights Agreement dated August 24, 1994 between the
            Registrant and The Board of Trustees of the Leland Stanford Junior
            University.
      4.5   (Note: Registrant agrees to furnish to the Securities and Exchange
            Commission upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.)
     10.1   Registrant's 1983 Stock Option Plan, as amended.
     10.2   Registrant's 1986 Stock Incentive Plan, as amended to date (not including proposed amendments submitted for approval by shareholders at the Registrant's 1994 Annual Meeting).
     10.3   Registrant's 1983 Employee Stock Purchase Plan, as amended.
     10.4   LightStream Corporation 1993 Stock Option Plan (filed with the
            Securities and Exchange Commission as Exhibit 10.14 of Registrant's
            Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference).
     10.5   LightStream Corporation 1994 Stock Option Plan (filed with the
            Securities and Exchange Commission as Exhibit 10.15 of Registrant's
            Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference).

     10.6   BBN Software Products Corporation 1993 Stock Option Plan (filed with the Securities and Exchange Commission as Exhibit 10.16 of Registrant's
            Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference).
     10.7   Incentive Plan for the Development of Technology for Registrant's
            division, BBN Systems and Technologies (filed with the Securities and
            Exchange Commission as Exhibit 10.9 of Registrant's Annual Report on
            Form 10-K for the year ended June 30, 1985, and incorporated herein by reference).
     10.8   BBN Systems and Technologies Division Performance Cash Bonus Plan for
            Fiscal Year 1994 (filed with the Securities and Exchange Commission as
            Exhibit 10.13 of Registrant's Quarterly Report on Form 10-Q for the
            period ended September 30, 1993, and incorporated herein by reference).
     10.9   BBN Software Products Division Performance Cash Bonus Plan for Fiscal
            Year 1994 (filed with the Securities and Exchange Commission as Exhibit
            10.14 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993, and incorporated herein by reference).
     10.10  BBN Corporate Services Division Performance Cash Bonus Plan for Fiscal
            Year 1994 (filed with the Securities and Exchange Commission as Exhibit
            10.15 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993, and incorporated herein by reference).
     10.11  Registrant's Incentive Compensation Plan for Corporate Officers for
            Fiscal Year 1994 (filed with the Securities and Exchange Commission as
            Exhibit 10.16 of Registrant's Quarterly Report on Form 10-Q for the
            period ended September 30, 1993, and incorporated herein by reference).
     10.12  Incentive Compensation Plan for George H. Conrades (filed with the
            Securities and Exchange Commission as Exhibit 10.13 of Registrant's
            Quarterly Report on Form 10-Q for the period ended December 31, 1993, and incorporated herein by reference).
     10.13  Registrant's amended Deferred Compensation Plan for Directors (filed with the Securities and Exchange Commission as Exhibit 4 to
            Registration Statement No. 33-52656 on Form S-8, and incorporated herein by reference).
     10.14  Registrant's Executive Protection Policy (Executive and Outside
            Directorship Liability), Executive Protection Policy (Fiduciary
            Liability), Directors and Officers Liability and Reimbursement Excess
            Policy, Excess Directors and Officers Liability and Corporate
            Indemnification Policy, and Excess Insurance Policy, each for the policy period ending December 1, 1994.
     10.15  Forms of Severance Agreement between Registrant and certain of its executive officers (filed with the Securities and Exchange Commission as Exhibit 10.17 of Registrant's Annual Report on Form 10-K for the
            fiscal year ended June 30, 1988, and incorporated herein by reference).
     10.16  Registrant's Lease, Collateral Pledge Agreement, and Financing,
            Construction, and Agency Agreement, with Fawcett Street Associates, each dated January 20, 1981 (filed with the Securities and Exchange
            Commission as Exhibit 20(a) of Registrant's Quarterly Report on Form
            10-Q for the quarter ended December 31, 1980, and incorporated herein by reference).

     10.17  Registrant's Lease with Robert A. Jones and K. George Najarian dated as of June 20, 1977 amending an Agreement dated October 18, 1973 and a
            Letter Agreement dated July 8, 1975 (filed with the Securities and
            Exchange Commission as Exhibit 1 of Registrant's Current Report on Form
            8-K dated June 20, 1977, as Exhibit 1 of Registrant's Current Report on
            Form 8-K for the month of March 1974, and Exhibit 1 of Registrant's
            Current Report on Form 8-K for the month of July 1975, respectively, and incorporated herein by reference).
     10.18  Registrant's Lease with Technology Park VII Limited Partnership
            (executed by The Gutierrez Company, General Partner) dated as of June
            1, 1984 (filed with the Securities and Exchange Commission as Exhibit 1 of Registrant's Current Report on Form 8-K dated June 15, 1984, and incorporated herein by reference), as amended May 1, 1986 and July 23,
            1986 (exclusive of exhibits) (filed with the Securities and Exchange
            Commission as Exhibit 10.15 of Registrant's Annual Report on Form 10-K
            for the Fiscal Year ended June 30, 1986, and incorporated herein by reference).
     10.19  Registrant's Lease with CambridgePark Two Limited Partnership dated
            June 30, 1987 (filed with the Securities and Exchange Commission as
            Exhibit 1 of Registrant's Current Report on Form 8-K dated July 14,
            1987, and incorporated herein by reference).
     11.1   Exhibit showing calculations of net income (loss) per share.
     13.1   Registrant's Annual Report to Shareholders for the fiscal year ended
            June 30, 1994. With the exception of the information incorporated by reference in Items 1, 5, 6, 7, 8, and 14 of this Form 10-K, the Annual
            Report to Shareholders for the fiscal year ended June 30, 1994 is not deemed filed as part of this report.
     21.1   Subsidiaries of Registrant.
     23.1   Consent of Coopers & Lybrand.
     27.1   Financial Data Schedule.

     (b) Reports on Form 8-K for the quarter ended June 30, 1994 filed by the Registrant were as follows:

                                      None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of September, 1994.

                                            BOLT BERANEK AND NEWMAN INC.

                                                  /S/  GEORGE H. CONRADES
                                            By: .............................
                                                     GEORGE H. CONRADES
                                                 (PRESIDENT, CHIEF EXECUTIVE
                                                    OFFICER, AND DIRECTOR)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, each on the 26th day of September, 1994.

/S/  STEPHEN R. LEVY                             Chairman of the Board of Directors
...........................................
      STEPHEN R. LEVY

/S/  GEORGE H. CONRADES                          President, Chief Executive Officer,
...........................................        and Director (Principal Executive
      GEORGE H. CONRADES                           Officer)

/S/  JOHN M. ALBERTINE                           Director
...........................................
      JOHN M. ALBERTINE
                                                 Director
...........................................
      LUCIE J. FJELDSTAD

/S/  GEORGE N. HATSOPOULOS                       Director
...........................................
      GEORGE N. HATSOPOULOS

/S/  ANDREW L. NICHOLS                           Director
...........................................
      ANDREW L. NICHOLS

/S/  ROGER D. WELLINGTON                         Director
...........................................
      ROGER D. WELLINGTON

/S/  RALPH A. GOLDWASSER                         Senior Vice President, Chief
...........................................        Financial Officer, and Treasurer
      RALPH A. GOLDWASSER                          (Principal Financial Officer)


/S/  WILLIAM S. HURLEY                           Vice President and Controller
...........................................        (Principal Accounting Officer)
      WILLIAM S. HURLEY

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

     Our report on the consolidated financial statements of Bolt Beranek and Newman Inc. has been incorporated by reference in this Form 10-K from page 39 of the 1994 Annual Report to Shareholders of Bolt Beranek and Newman Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)2 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
August 11, 1994

                          BOLT BERANEK AND NEWMAN INC.

                                   SCHEDULE I
                    MARKETABLE SECURITIES-OTHER INVESTMENTS
                                 June 30, 1994
                             (Dollars in thousands)

- - --------------------------------------------------------------------------------------------
        Column A                   Column B     Column C       Column D         Column E
- - --------------------------------------------------------------------------------------------
                                                                             Amount at Which
                                    Number                   Market Value       Each Issue
                                 of Shares or               of Each Issue    Carried in the
Name of Issuer and Title          Principal   Cost of Each    at Balance         Balance
of Each Issue                       Amount       Issue        Sheet Date          Sheet
- - --------------------------------------------------------------------------------------------
U.S. Government Securities         $25,000      $25,000        $25,208(a)       $25,208(a)

Money Market Funds:
    U.S. Government Portfolio       11,840       11,840         11,840            11,840
    Money Market Portfolio          23,552       23,552         23,552            23,552
                                                -------        -------           -------
                                                 35,392         35,392            35,392
                                                -------        -------           -------
    Temporary Investments                       $60,392        $60,600            60,600
                                                =======        =======
    Cash                                                                           6,515
                                                                                 -------
Cash and Temporary Investments                                                   $67,115
                                                                                 =======

___________________

(a) Amounts represent cost plus accrued interest, which approximates market value.



                           BOLT BERANEK AND NEWMAN INC.

                                   SCHEDULE V
                        PROPERTY, PLANT AND EQUIPMENT
                   Years Ended June 30, 1994, 1993 and 1992
                             (Dollars in thousands)
- - -----------------------------------------------------------------------------------------------------------------
        Column A                        Column B       Column C         Column D         Column E       Column F
- - -----------------------------------------------------------------------------------------------------------------
                                       Balance at                                          Other        Balance
                                       Beginning      Additions       Retirements         Changes       at End
Classification                          of Year        at Cost          or Sales        Add (Deduct)    of Year
- - -----------------------------------------------------------------------------------------------------------------
Year ended June 30, 1994:
   Land                                $  3,983         $               $               $               $  3,983
   Buildings                              2,051                             104                            1,947
   Computer equipment and machinery     114,029           5,882          43,779 (b)      2,902 (c)(d)     79,034
   Furniture and fixtures                10,335              48           5,246             47 (d)         5,184
   Leasehold improvements                20,066           1,008           7,051             33 (d)        14,056
   Construction in Progress                 214                                           (214)(d)
                                       --------         -------         -------         ------          --------
                                       $150,678         $ 6,938         $56,180         $2,768          $104,204
                                       ========         =======         =======         ======          ========
Year ended June 30, 1993:
   Land                                $  3,983         $               $               $               $  3,983
   Buildings                              2,051                                                            2,051
   Computer equipment and machinery     117,227           7,277          10,341 (a)       (134)(d)       114,029
   Furniture and fixtures                10,930              52             513           (134)(d)        10,335
   Leasehold improvements                19,653             613             113            (87)(d)        20,066
   Construction in Progress                 730                                           (516)(d)           214
                                       --------         -------         -------         ------          --------
                                       $154,574         $ 7,942         $10,967         $ (871)         $150,678
                                       ========         =======         =======         ======          ========
Year ended June 30, 1992:
   Land                                $  3,983         $               $               $               $  3,983
   Buildings                              2,051                                                            2,051
   Computer equipment and machinery     110,895           9,818           3,768            282 (d)       117,227
   Furniture and fixtures                10,882             208             301            141 (d)        10,930
   Leasehold improvements                18,490           1,231             154             86 (d)        19,653
   Construction in Progress                 319             411                                              730
                                       --------        --------         -------         ------          --------
                                       $146,620        $ 11,668         $ 4,223         $  509          $154,574
                                       ========        ========         =======         ======          ========

_________________

(a) Includes assets of the company's former Advanced Simulation business sold to a subsidiary of Loral Corporation.

(b) In fiscal year 1994, the company eliminated from its accounts a significant portion of the cost and accumulated depreciation of property, plant and equipment which was fully depreciated and no longer in use.

(c) Includes assets transferred to the company in connection with the transition of NEARnet to the company and assets contributed by UB Networks, Inc. (formerly Ungermann-Bass, Inc.) in connection with the formation of LightStream
    Corporation.

(d) Reclassification.

Depreciation methods and useful lives are described in "Summary of Significant Accounting Policies" in "Notes to Consolidated Financial Statements" appearing on page 31 of the company's 1994 Annual Report to Shareholders.

                          BOLT BERANEK AND NEWMAN INC.

                                  SCHEDULE VI
  ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                   Years Ended June 30, 1994, 1993 and 1992
                             (Dollars in thousands)


- - -------------------------------------------------------------------------------------------------------------
        Column A                        Column B       Column C       Column D         Column E     Column F
- - -------------------------------------------------------------------------------------------------------------
                                                      Additions      Retirements,
                                       Balance at     Charged to      Renewals           Other       Balance
                                       Beginning      Costs and         and             Changes      at End
     Classification                     of Year       Expenses      Replacements      Add (Deduct)   of Year
- - -------------------------------------------------------------------------------------------------------------
Year ended June 30, 1994:
  Buildings                            $    893        $    45        $   104          $             $    834
  Computer equipment and machinery      102,903          7,757         43,708 (b)       1,404 (c)      68,356
  Furniture and fixtures                  9,564            241          5,231              40 (e)       4,614
  Leasehold improvements                 16,457          1,093          6,826              18 (e)      10,742
                                       --------        -------        -------          ------        --------
                                       $129,817        $ 9,136        $55,869          $1,462        $ 84,546
                                       ========        =======        =======          ======        ========
Year ended June 30, 1993:
  Buildings                            $    848        $    45        $                $             $    893
  Computer equipment and machinery       99,645          9,906          8,000 (a)        (223)(e)     102,903
                                                                                        1,575 (d)
  Furniture and fixtures                  9,407            651            443             (51)(e)       9,564
  Leasehold improvements                 14,522          1,098             43             880 (d)      16,457
                                       --------        -------        -------          ------        --------
                                       $124,422        $11,700        $ 8,486          $2,181        $129,817
                                       ========        =======        =======          ======        ========
Year ended June 30, 1992:
  Buildings                            $    803        $    45        $                $             $    848
  Computer equipment and machinery       90,625         11,683          2,810             147 (e)      99,645
  Furniture and fixtures                  8,694            958            228             (17)(e)       9,407
  Leasehold improvements                 12,844          1,763             85                          14,522
                                       --------        -------        -------          ------        --------
                                       $112,966        $14,449        $ 3,123          $  130        $124,422
                                       ========        =======        =======          ======        ========

_______________

(a) Includes assets of the company's former Advanced Simulation business sold to a subsidiary of Loral Corporation.

(b) In fiscal year 1994, the company eliminated from its accounts a significant portion of the cost and accumulated depreciation of property, plant and equipment which was fully depreciated and no longer in use.

(c) Includes assets transferred to the company in connection with the transition of NEARnet to the company and assets contributed by UB Networks, Inc. (formerly Ungermann-Bass, Inc.) in connection with the formation of LightStream
    Corporation.

(d) Represents reserve established as a part of restructuring charge.

(e) Reclassification.

Depreciation methods and useful lives are described in "Summary of Significant Accounting Policies" in "Notes to Consolidated Financial Statements" appearing on page 31 of the company's 1994 Annual Report to Shareholders.


                          BOLT BERANEK AND NEWMAN INC.

                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended June 30, 1994, 1993 and 1992
                             (Dollars in thousands)


- - --------------------------------------------------------------------------------------------------
       Column A                        Column B       Column C         Column D          Column E
- - --------------------------------------------------------------------------------------------------
                                       Balance at    Charged to         Other            Balance
                                       Beginning     Costs and         Changes           at End
      Description                       of Year       Expenses       Add (Deduct)       of Year(f)
- - --------------------------------------------------------------------------------------------------
Allowances for Accounts Receivable:
 1994                                   $ 8,912       $  405         $   (943)(a)(e)     $ 8,374
 1993                                    10,147          703           (1,938)(a)          8,912
 1992                                     9,475        1,796           (1,124)(a)         10,147

Inventory Reserves:
 1994                                   $ 2,795       $              $    501 (e)        $ 3,296
 1993                                     3,108        2,993 (b) (c)   (3,306)(d)          2,795
 1992                                     6,939           83 (b)       (3,914)(d)          3,108

__________________

(a) Represents writeoffs and recoveries.

(b) Represents provisions to reflect current expectations of realizable value.

(c) Includes $700 reserve established as a part of restructuring charge.

(d) Represents writeoffs and disposals.

(e) Includes amounts transferred from allowances for accounts receivable to inventory reserves.

(f) Represents amounts deducted in the consolidated balance sheets from the accounts to which they apply.



                          BOLT BERANEK AND NEWMAN INC.

                                   SCHEDULE X
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   Years Ended June 30, 1994, 1993 and 1992
                             (Dollars in thousands)

- - -----------------------------------------------------------------------------------
                Column A                                    Column B
- - -----------------------------------------------------------------------------------
                                                   Charged to Costs and Expenses
                                                 --------------------------------
                  Item                           1994           1993         1992
- - -----------------------------------------------------------------------------------
1.  Maintenance and repairs                     $4,916        $6,177        $7,271

2.  Taxes, other than payroll and income taxes   2,574         2,724         2,792


                                        LIST OF EXHIBITS                                 PAGE
                                        ----------------                                 ----
 3.1      Restated Articles of Organization of Registrant (filed with the Securities     N/A
          and Exchange Commission as Exhibit 3.1 of Registrant's Quarterly Report on
          Form 10-Q for the Quarter ended March 31, 1989, and incorporated herein by reference).
 3.2      By-laws of Registrant, as amended (filed with the Securities and Exchange      N/A
          Commission as Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the
          fiscal year ended June 30, 1988, and incorporated herein by reference).
 4.1      Form of Indenture of Trust dated as of April 1, 1987 between the Registrant    N/A
          and The First National Bank of Boston relating to the Registrant's 6%
          Convertible Subordinated Debentures due 2012 (filed with the Securities and
          Exchange Commission as Exhibit 4.1 of Registration Statement No. 33-12975 on
          Form S-3, and incorporated herein by reference).
 4.2      Form of Right Certificate to purchase shares of Common Stock of the            N/A
          Registrant (filed with the Securities and Exchange Commission as Exhibit 2 of
          Registrant's Current Report on Form 8-K dated June 23, 1988, and incorporated herein by reference).
 4.3      Common Stock Rights Agreement dated as of June 23, 1988 between the            N/A
          Registrant and The First National Bank of Boston relating to the Registrant's
          Common Stock Purchase Rights (filed with the Securities and Exchange
          Commission as Exhibit 1 of Registrant's Current Report on Form 8-K dated June
          23, 1988, and incorporated herein by reference).
 4.4      Registration Rights Agreement dated August 24, 1994 between the Registrant and The Board of Trustees of the Leland Stanford Junior University.
 4.5      (Note: Registrant agrees to furnish to the Securities and Exchange Commission  N/A upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.)
10.1      Registrant's 1983 Stock Option Plan, as amended.
10.2      Registrant's 1986 Stock Incentive Plan, as amended to date (not including proposed amendments submitted for approval by shareholders at the
          Registrant's 1994 Annual Meeting).
10.3      Registrant's 1983 Employee Stock Purchase Plan, as amended.
10.4      LightStream Corporation 1993 Stock Option Plan (filed with the Securities and  N/A
          Exchange Commission as Exhibit 10.14 of Registrant's Quarterly Report on Form
          10-Q for the period ended March 31, 1994, and incorporated herein by reference).
10.5      LightStream Corporation 1994 Stock Option Plan (filed with the Securities and  N/A
          Exchange Commission as Exhibit 10.15 of Registrant's Quarterly Report on Form
          10-Q for the period ended March 31, 1994, and incorporated herein by reference).
10.6      BBN Software Products Corporation 1993 Stock Option Plan (filed with the       N/A
          Securities and Exchange Commission as Exhibit 10.16 of Registrant's Quarterly
          Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference).
10.7      Incentive Plan for the Development of Technology for Registrant's division,    N/A
          BBN Systems and Technologies (filed with the Securities and Exchange
          Commission as Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the
          year ended June 30, 1985, and incorporated herein by reference).
10.8      BBN Systems and Technologies Division Performance Cash Bonus Plan for Fiscal   N/A
          Year 1994 (filed with the Securities and Exchange Commission as Exhibit 10.13 of Registrant's Quarterly Report on Form 10-Q for the period ended September
          30, 1993, and incorporated herein by reference).
10.9      BBN Software Products Division Performance Cash Bonus Plan for Fiscal Year     N/A
          1994 (filed with the Securities and Exchange Commission as Exhibit 10.14 of
          Registrant's Quarterly Report on Form 10-Q for the period ended September 30,
          1993, and incorporated herein by reference).

                                        LIST OF EXHIBITS                                 PAGE
          -----------------------------------------------------------------------------  ----
10.10     BBN Corporate Services Division Performance Cash Bonus Plan for Fiscal Year    N/A
          1994 (filed with the Securities and Exchange Commission as Exhibit 10.15 of
          Registrant's Quarterly Report on Form 10-Q for the period ended September 30,
          1993, and incorporated herein by reference).
10.11     Registrant's Incentive Compensation Plan for Corporate Officers for Fiscal     N/A
          Year 1994 (filed with the Securities and Exchange Commission as Exhibit 10.16 of Registrant's Quarterly Report on Form 10-Q for the period ended September
          30, 1993, and incorporated herein by reference).
10.12     Incentive Compensation Plan for George H. Conrades (filed with the Securities  N/A and Exchange Commission as Exhibit 10.13 of Registrant's Quarterly Report on
          Form 10-Q for the period ended December 31, 1993, and incorporated herein by reference).
10.13     Registrant's amended Deferred Compensation Plan for Directors (filed with the  N/A
          Securities and Exchange Commission as Exhibit 4 to Registration Statement No.
          33-52656 on Form S-8, and incorporated herein by reference).
10.14     Registrant's Executive Protection Policy (Executive and Outside Directorship
          Liability), Executive Protection Policy (Fiduciary Liability), Directors and
          Officers Liability and Reimbursement Excess Policy, Excess Directors and
          Officers Liability and Corporate Indemnification Policy, and Excess Insurance
          Policy, each for the policy period ending December 1, 1994.
10.15     Forms of Severance Agreement between Registrant and certain of its executive   N/A
          officers (filed with the Securities and Exchange Commission as Exhibit 10.17 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
          1988, and incorporated herein by reference).
10.16     Registrant's Lease, Collateral Pledge Agreement, and Financing, Construction,  N/A
          and Agency Agreement, with Fawcett Street Associates, each dated January 20,
          1981 (filed with the Securities and Exchange Commission as Exhibit 20(a) of
          Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31,
          1980, and incorporated herein by reference).
10.17     Registrant's Lease with Robert A. Jones and K. George Najarian dated as of     N/A
          June 20, 1977 amending an Agreement dated October 18, 1973 and a Letter
          Agreement dated July 8, 1975 (filed with the Securities and Exchange
          Commission as Exhibit 1 of Registrant's Current Report on Form 8-K dated June
          20, 1977, as Exhibit 1 of Registrant's Current Report on Form 8-K for the
          month of March 1974, and Exhibit 1 of Registrant's Current Report on Form 8-K
          for the month of July 1975, respectively, and incorporated herein by reference).
10.18     Registrant's Lease with Technology Park VII Limited Partnership (executed by   N/A
          The Gutierrez Company, General Partner) dated as of June 1, 1984 (filed with the Securities and Exchange Commission as Exhibit 1 of Registrant's Current
          Report on Form 8-K dated June 15, 1984, and incorporated herein by reference), as amended May 1, 1986 and July 23, 1986 (exclusive of exhibits)
          (filed with the Securities and Exchange Commission as Exhibit 10.15 of
          Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30,
          1986, and incorporated herein by reference).

                                        LIST OF EXHIBITS                                 PAGE
                                        ----------------                                 ----
10.19     Registrant's Lease with CambridgePark Two Limited Partnership dated June 30,   N/A
          1987 (filed with the Securities and Exchange Commission as Exhibit 1 of
          Registrant's Current Report on Form 8-K dated July 14, 1987, and incorporated herein by reference).
11.1      Exhibit showing calculations of net income (loss) per share.
13.1      Registrant's Annual Report to Shareholders for the fiscal year ended June 30,
          1994. With the exception of the information incorporated by reference in
          Items 1, 5, 6, 7, 8, and 14 of this Form 10-K, the Annual Report to
          Shareholders for the fiscal year ended June 30, 1994 is not deemed filed as part of this report.
21.1      Subsidiaries of Registrant.
23.1      Consent of Coopers & Lybrand.
27.1      Financial Data Schedule.