Form 10-Q
period 1994-09-30
BOLT BERANEK & NEWMAN INC
filed 1994-11-14
CIK 13021

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
_____  Exchange Act of 1934

For the quarterly period ended September 30, 1994  or

______ Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 1-6435
                      ____________________________________________

         Bolt Beranek and Newman Inc.
__________________________________________________________________
    (Exact name of registrant as specified in its charter)

         Massachusetts                            04-2164398
____________________________________      ________________________
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)           Identification No.)

150 CambridgePark Drive, Cambridge, Massachusetts  02140
___________________________________________________________________
    (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code   (617) 873-2000
                                                    _______________
___________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X          No
       _________       _________
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Number of shares of common stock, $1.00 par value, outstanding as of October 31, 1994: 16,784,777

Exhibit index appears on page 13

                          Page 1 of 15 pages

                     BOLT BERANEK AND NEWMAN INC.
                               INDEX

                                                          Page No.
                                                          ________

Part I. Financial Information

        Consolidated Statements of Operations -
            Three Months Ended September 30, 1994 and 1993 ..3


        Consolidated Balance Sheets -
            as of September 30, 1994 and June 30, 1994 ......4

        Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1994 and 1993 ..5

        Notes to Consolidated Financial Statements ..........6

        Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............8


Part II.Other Information

        Item 4.  Submission of Matters to a Vote of Security
                 Holders....................................12

        Item 6.  Exhibits and Reports on Form 8-K ..........12

        Signatures .........................................12

                      PART I.  FINANCIAL INFORMATION

                       BOLT BERANEK AND NEWMAN INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

Dollars in thousands, except per-share data

                                                Three Months Ended
                                             ___________________________
                                             September 30   September 30
                                                 1994           1993
                                             ___________    ____________
Revenue:
  Services                                   $   44,376     $   42,795
  Products                                        7,367          7,135
                                             ___________    ___________
                                                 51,743         49,930
                                             ___________    ___________
Costs and expenses:
  Cost of services                               28,660         30,218
  Cost of products                                2,585          2,825
  Research and development expenses               5,955          5,304
  Selling, general and administrative expenses   16,035         13,107
                                             ___________    ___________
                                                 53,235         51,454
                                             ___________    ___________

Loss from operations                             (1,492)        (1,524)

Interest income                                     617            689
Interest expense                                 (1,126)        (1,201)
Minority interests                                  296
Other income (expense), net                          (3)            89
                                             ___________    ___________

Loss before income taxes                         (1,708)        (1,947)

Provision for income taxes                          100
                                             ___________    ___________

Net loss                                     $   (1,808)    $   (1,947)
                                             ===========    ===========

Net loss per share                           $     (.11)    $     (.12)
                                             ===========    ===========

Shares used in per-share calculations        16,614,000     15,978,000

                  The accompanying notes are an integral
               part of the consolidated financial statements

                       BOLT BERANEK AND NEWMAN INC.
                        CONSOLIDATED BALANCE SHEETS

                                             September 30     June 30
                                                1994           1994
Dollars in thousands                        ____________    __________
                                             (Unaudited)     (Audited)
ASSETS
______
Current assets:
  Cash and temporary investments             $ 57,923       $ 67,115
  Accounts receivable, net                     49,053         41,503
  Inventories, net                                413          1,114
  Other current assets                          4,337          3,592
                                            _________     __________
     Total current assets                     111,726        113,324

Property, plant and equipment, net             20,885         19,658
Other assets                                    7,867          2,958
                                            _________     __________
                                             $140,478       $135,940
                                            =========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
____________________________________
Current liabilities:
  Accounts payable                           $  4,983       $  4,279
  Accrued compensation and retirement plan      5,522          5,198
  Accrued restructuring charges                11,404         12,566
  Other accrued costs                          20,589         19,832
  Deferred revenue                             14,181         11,112
                                            _________      _________
     Total current liabilities                 56,679         52,987

6% convertible subordinated debentures
  due 2012                                     73,510         73,510

Commitments and contingencies

Minority interests                              1,924          2,172

Shareholders' equity:
  Common stock, $1 par value, authorized:
     100,000,000 shares; issued: 21,298,178
     shares at September 30, 1994 and
     21,253,890 shares at June 30, 1994        21,298         21,254
  Additional paid-in capital                   56,962         55,916
  Foreign currency translation adjustment         227            337
  Accumulated deficit                         (37,935)       (36,127)
                                            _________      _________
                                               40,552         41,380
  Less shares in treasury, at cost: 4,527,464
     shares at September 30, 1994 and
     4,797,734 shares at June 30, 1994         32,187         34,109
                                            _________      _________
     Total shareholders' equity                 8,365          7,271
                                            _________      _________
                                             $140,478       $135,940
                                            =========      =========
                  The accompanying notes are an integral
               part of the consolidated financial statements

                       BOLT BERANEK AND NEWMAN INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

Dollars in thousands
                                                Three  Months Ended
                                             ____________________________
                                             September 30   September 30
                                                1994           1993
                                             ____________   _____________
Cash flows from operating activities:
  Net loss                                   $    (1,808)   $     (1,947)
  Adjustments to reconcile net loss to net cash
    (used) by operating activities:
      Depreciation and amortization                2,393           2,246
      Amortization of goodwill and capitalized
        software                                     146             352
      Change in assets and liabilities:
        Accounts receivable                       (7,050)         (7,153)
        Inventories                                  675           1,372
        Other assets                               (992)           2,779
        Accounts payable and other liabilities     1,085           5,930
        Accrued restructuring charges             (1,162)         (1,803)
        Deferred revenue                           2,269          (2,308)
        Other                                       (667)           (933)
                                                _________       _________
        Total adjustments                         (3,303)            482
                                                _________       _________
          Net cash (used) by operating activities (5,111)         (1,465)

Cash (used) by investing activities:
  Additions to property, plant and equipment      (2,229)           (831)
  Acquisition of BARRNET                          (2,000)
                                                _________       _________
          Cash (used) by investing activities     (4,229)           (831)

Cash provided by financing activities:
  Proceeds from Stock Option Plan                    148             742
                                                _________       _________

Net (decrease) in cash and temporary investments  (9,192)         (1,554)
Cash and temporary investments-
  beginning of period                             67,115          56,835
                                                _________       _________
Cash and temporary investments-
  end of period                                 $ 57,923        $ 55,281
                                                =========       =========
Supplemental cash flow information:
  Interest paid                                 $      7        $      3
                                                =========       =========

                  The accompanying notes are an integral
               part of the consolidated financial statements

                       BOLT BERANEK AND NEWMAN INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

   The financial information included herein, with the exception of the consolidated balance sheet at June 30, 1994, has not been audited. However, in the opinion of management, all material adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the results for these periods, have been reflected. The results for these periods are not necessarily indicative of the results for the full fiscal year. Certain amounts reported for the prior periods presented have been reclassified to be consistent with the current year's presentation.

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

C. Segment Information

   The following is a summary of business segments information for the three months ended September 30, 1994 and 1993, respectively. All data are shown net of intersegment transactions.

   Dollars in thousands                         Three Months Ended
   __________________________________________________________________________
                                                September 30     September 30
                                                    1994             1993
                                                ____________     ____________
   Revenue:
    Internetworking                             $    23,657      $    20,122
    Data analysis software                            8,053            8,548
    Collaborative systems and acoustic technologies  20,033           21,260
                                                ____________     ____________
                                                $    51,743      $    49,930
                                                ============     ============
   Operating income (loss):
     Internetworking                            $      (697)     $     (1,743)
     Data analysis software                            (381)              359
     Collaborative systems and acoustic technologies   (147)              179
     Unallocated corporate costs                       (267)             (319)
                                                ____________     _____________
                                                $    (1,492)     $     (1,524)
                                                ============     =============

                              BOLT BERANEK AND NEWMAN INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

D. BARRNET Acquisition

   On August 19, 1994, BBN Internet Services Corporation acquired, from Stanford University, the Bay Area Regional Research Network ("BARRNET"), a leading provider of Internet services in the San Francisco Bay Area, for approximately $6.5 million consisting principally of $2.0 million of cash, 270,270 shares of BBN's common stock and 200,000 shares of BBN Internet Services Corporation's common stock. The common stocks issued were valued at their fair value which reflects a discount attributable to their restricted nature. The transaction was accounted for using the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the date of the acquisition. The aggregate cost in excess of net assets acquired of approximately $4.5 million is being amortized over ten years.

                        BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
_______
  For the three months ended September 30, 1994, the company reported a loss of $1.8 million, or $.11 per share, on revenue of $51.7 million, compared to a loss of $1.9 million, or $.12 per share, on revenue of $49.9 million for the same period a year ago.

  The current period losses reflect investments in new products and services, including continuing development expenditures and increased spending on sales and marketing. The higher revenue reflects increases at LightStream Corporation and BBN Internet Services Corporation, which were partially offset by a decline in the company's defense-related activities.

  The company intends to increase its investment in its Internet services and data analysis and visualization software activities. The company anticipates these increased investments will delay its return to profitability.

Revenue
_______
  Revenue increased $1.8 million in the first quarter of FY1995 compared to the comparable FY1994 period reflecting increases at both LightStream Corporation and BBN Internet Services Corporation. These increases were partially offset by declines in the company's defense-related activities. Services revenue from LightStream Corporation included up-front technology license and initial development fees from previously announced strategic partnering agreements.

  The company, like other companies doing business with the Department of Defense, has been adversely affected by reduced defense spending and expects this general decline and attendant increased competition within the defense industry to continue over the next several years. Uncertainty continues to exist on the size and scope of reductions in future defense budgets and their impact on the company's defense-related business. Further, there is the possibility that funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs.
These factors have reduced the company's U.S. government revenue and operating margins in recent fiscal years, and this trend is expected to continue at least through FY1995, particularly in the defense communications systems and acoustic and sensor systems areas.

  In FY1991, the Defense Information Systems Agency awarded the company a one-year contract in support of the Defense Data Network, with up to four one-year optional extensions. In September 1994, the company completed the third option year of the contract which was valued at approximately $20 million. In October 1994, the company was awarded the fourth and last option year of the contract, valued at approximately $15 million, which will continue these activities through October 1995. There can be no assurance that this activity will continue beyond October 1995.
Approximately $5 million and $6 million of revenue has been recorded under the contract in the first quarters of FY1995 and FY1994, respectively.

                        BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

  The company conducts its commercial businesses in environments characterized by intense competition, shortened product cycles and rapid technological change, which require significant research and development expenditures to develop new products which address emerging market requirements and to improve its existing products. The company's traditional commercial businesses, consisting principally of RS/Series(TM) data analysis and visualization software products and X.25 network systems, continue to experience substantially lower revenue. In recent years, the company has been investing heavily in the development of products, primarily the LightStream(TM) Asynchronous Transfer Mode ("ATM") switch and the T/10(TM) Integrated Access Device in the networking area and BBN/Cornerstone(TM) data analysis and visualization software. During the first quarter of FY1995, revenue from the company's BBN/Cornerstone and T/10 products was not significant.

  In October 1993, LightStream Corporation released the LightStream 2010
ATM switch as its initial product offering. To date, sales of the LightStream 2010 ATM switch have not been financially significant. In September 1994, LightStream Corporation began initial shipments of the LightStream 2020 ATM switch which is expected to be generally available in the fall of 1994.

  The emerging market for ATM products is very competitive, particularly from companies with marketing, distribution, and resources significantly greater than those available to LightStream Corporation. Recently there have been a number of announcements of strategic alliances relating to ATM products, including alliances involving major networking companies, which the company anticipates will result in increased competition for LightStream Corporation. Currently, LightStream Corporation has only modest direct sales capabilities and is actively pursuing distribution arrangements as well as increasing its direct sales effort.

  The ATM switch market currently consists of three segments, comprised of the carrier central office ATM switch segment, the ATM enterprise switch segment, and the LAN workstation ATM switch segment. While the overall market for ATM communications products is expected to grow substantially over the next several years, the ATM enterprise switch market segment, which is the market segment addressed by the LightStream 2020 ATM switch, is developing at a slower rate than the other two market segments. The market for LightStream Corporation's ATM products is characterized by long sales cycles including equipment trials.

  The success of LightStream Corporation's products, including the LightStream 2020 ATM switch, will depend upon the development of strategic alliances and distribution channels, the timely development of the ATM market and in particular the ATM enterprise switch market segment, the technological superiority and interoperability of LightStream Corporation's products, and their cost competitiveness. In the event these conditions are not achieved on a timely basis, the company's financial results will be adversely impacted.

                        BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

  The T/10 Integrated Access Device, which the company has been developing and marketing for several years, is designed to help customers consolidate traffic over a single enterprise network. Development delays, and limited functionality and distribution channels, have unfavorably affected the company's ability to generate sales, and revenue from the T/10 during the current quarter has not been financially significant. The T/10 effort is now being primarily focused on a few reseller opportunities, and the future success of the T/10 is highly dependent on these opportunities.

  The company's data analysis software products business has been affected by the growth of distributed processing and the associated use of personal computers, workstations, and other desktop computers. Many of the company's data analysis software products, primarily the RS/Series software, currently operate on minicomputer systems. As demand for minicomputer-based software continues to decline, the company is experiencing substantially lower RS/Series software revenue and downward pressure on prices.

  During the fourth quarter of FY1993, Software Products Corporation introduced its BBN/Cornerstone data analysis and visualization software specifically designed for use on desktop computers in a client/server environment. The initial release of BBN/Cornerstone software operates on Unix-based workstations, utilizing a number of established graphical user interfaces. Planned subsequent releases will operate on personal computers. In the current quarter, sales of BBN/Cornerstone were not financially significant. Software Products Corpooration also develops and markets health industry applications software.

  The company has recently begun to more tightly integrate BBN/Cornerstone software with its RS/Series products to provide platform migration and ease of use for the existing RS/Series customer base, and to provide greater capabilities and flexibility in client/server computing environments. As part of this effort, the company is also investing in additional engineering and sales personnel.

  The company believes that the future success of its data analysis and visualization software will primarily depend upon the timely integration of its BBN/Cornerstone and RS/Series software and the release of software applications that permit operation on platforms, including personal computers, which are not currently supported.

  The company is significantly increasing its investment in the emerging market for Internet services. Such investments, which may include acquisitions, could adversely affect the company's financial results for FY1995. The company's strategy is to build upon its base of nearly 600 organizational customers to become a major supplier of Internet services. The market for Internet services is rapidly expanding, and there are considerable uncertainties as to how the market will develop. The company's success in the Internet services market will depend heavily upon its ability to timely establish geographic coverage and related support capabilities, provide high quality managed Internet connectivity and value-added services, and to attract additional experienced personnel.

                        BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)
Cost of Sales
_____________
  Cost of services and products as a percentage of revenue was 60% in FY1995 compared to 66% in FY1994. The decrease in the cost of sales percentage is principally due to the technology license and initial development fees from strategic partnering agreements and lower costs associated with fixed-price government contracts.

Research and Development Expenses
_________________________________
  The majority of the company's internally funded research and development spending is currently directed principally toward the LightStream ATM products, BBN/Cornerstone and the T/10. Research and development expenses in the first quarter of FY1995 were $6.0 million compared to $5.3 million in the comparable period in FY1994. The increase in FY1995 relates primarily to several projects at the Systems and Technologies Division. The company's continued significant investment in research and development is dependent upon the timely market acceptance of its new products.

Selling, General and Administrative Expenses
____________________________________________
  Selling, general and administrative expenses increased $2.9 million in FY1995 from FY1994 reflecting the investment the company is making primarily in the sales and marketing of its new products and services as well as expenditures on commercial business opportunities. The company expects that this trend will continue through FY1995.

Liquidity and Capital Resources
_______________________________
  As of September 30, 1994, the company's cash and temporary investments, which consisted primarily of money market funds and short term U.S. government securities, were $57.9 million, a decrease of $9.2 million from June 30, 1994. The decrease is primarily attributable to higher working capital requirements, mainly related to accounts receivable and the BARRNET acquisition.

The company's continuing ability to increase investment in its commercial business units is dependent upon revenue growth and adequate margins.

Management Changes
__________________
  In October 1994, Julie Donahue joined BBN Hark Systems Corporation as its chief executive officer and on November 15 1994, Paul Gudonis will join BBN Internet Services Corporation as its chief executive officer. The company continues to recruit for a number of marketing and sales positions throughout the company.

                        PART II. OTHER INFORMATION

                       BOLT BERANEK AND NEWMAN INC.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders of the company held on November 3, 1994, the shareholders authorized the following proposals by the vote as noted:
                                                   Number of Shares Voted
                                               ______________________________
         Proposal                                  For             Withheld
         ________                              ___________      _____________
         Election as Director of
         John M. Albertine                      14,700,564          495,574

         Election as Director of
         Roger D. Wellington                    14,682,697          513,441

                                                                   Abstain or
                                                 For     Against   Not Voting
                                              _________  ________  __________
         To amend the company's 1986 Stock Incentive
         Plan relative to increase in shares, extension
         of period of awards, and changes to conform
         to the tax code                      7,207,141  2,245,486  5,743,511

         To amend the company's 1986 Stock Incentive
         Plan relative to non-employee director
         options                              7,515,355  1,896,756  5,784,027

         Ratification of Coopers & Lybrand
         as auditors                         15,060,834    73,510      61,794

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits:

            11.1 Computation of Net Loss Per Share
            27.1 Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BOLT BERANEK AND NEWMAN INC.

                                 By   Ralph A. Goldwasser
                                 _________________________
                                      Ralph A. Goldwasser
                         Senior Vice President and Chief Financial Officer
Date: November 14, 1994

                       BOLT BERANEK AND NEWMAN INC.
                             LIST OF EXHIBITS


11.1 Computation of Net Loss Per Share (page 14)
27.1 Financial Data Schedule (page 15)