Form 10-K/A
period 1994-06-30
BOLT BERANEK & NEWMAN INC
filed 1994-12-27
CIK 13021

FORM 10-K/A

Amendment No. 1 to Form 10-K, filed December 27, 1994
Securities and Exchange Commission
Washington, D.C. 20549               Commission File No. 1-6435

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

    Market value at 9/13/94 of Common Stock held by other than directors and officers of registrant: $285,863,769

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


Portions of the definitive Proxy Statement dated September 28, 1994 are incorporated by reference into Items 10, 11, and 12.

                     AMENDMENT TO APPLICATION OR REPORT

               Filed Pursuant to Section 12, 13, or 15(d) of
                    The Securities Exchange Act of 1934

                        BOLT BERANEK AND NEWMAN INC.

                                Form 10-K/A
                              Amendment No. 1


The undersigned registrant hereby amends its Annual Report for the year ended June 30, 1994 on Form 10-K, as set forth in the pages attached hereto,

     By adding Exhibits 23.1, Consent of Independent Accountants, and 99.1 containing information, financial statements, and exhibits required by Form 11-K with respect to the Bolt Beranek and Newman Inc. Retirement Trust.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BOLT BERANEK AND NEWMAN INC.

                              By:       Ralph A. Goldwasser
                              Senior Vice President and
                              Chief Financial Officer


December 27, 1994

                               Exhibit Index
                               -------------


Exhibit
- -------

23.1   Consent of Independent Accountants

99.1   Form 11-K with respect to the Bolt Beranek and Newman
       Inc. Retirement Trust