Form 10-Q
period 1994-12-31
BOLT BERANEK & NEWMAN INC
filed 1995-02-14
CIK 13021

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
     (Mark One)

       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     -------
     For the quarterly period ended December 31, 1994  or

     ______ Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange  Act of 1934

     For the transition period from ___________ to ___________

     Commission file number         1-6435
                           --------------------------
              Bolt Beranek and Newman Inc.
     ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Massachusetts                            04-2164398
     ------------------------------------            --------------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

     150 CambridgePark Drive, Cambridge, Massachusetts  02140
     --------------------------------------------------------------------------
         (Address of principal executive offices)      (Zip Code)

     Registrant's telephone number, including area code    (617) 873-2000
                                                           --------------------
     __________________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X         No
             ---------         -------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of shares of common stock, $1.00 par value, outstanding as of January 31, 1995: 17,221,571

     Exhibit index appears on page 15

                            BOLT BERANEK AND NEWMAN INC.
                                        INDEX






                                                                  Page No.
                                                                  --------
     Part I.   Financial Information

               Consolidated Statements of Operations -
                 Three Months Ended December 31, 1994 and 1993...... 3

               Consolidated Statements of Operations -
                 Six Months Ended December 31, 1994 and 1993........ 4

               Consolidated Balance Sheets -
                 as of December 31, 1994 and June 30, 1994.......... 5

               Consolidated Statements of Cash Flows -
                 Six Months Ended December 31, 1994 and 1993........ 6

               Notes to Consolidated Financial Statements........... 7

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................10



     Part II.  Other Information

               Item 6.  Exhibits and Reports on Form 8-K............14

               Signatures...........................................14

                           PART I.  FINANCIAL INFORMATION

                            BOLT BERANEK AND NEWMAN INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


     Dollars in thousands, except per-share data

                                                      Three Months Ended
                                                   -------------------------
                                                    December 31  December 31
                                                        1994         1993
                                                   ------------ ------------
     Revenue:
       Services                                    $     40,994 $     40,448
       Products                                          10,178        7,959
                                                   ------------ ------------
                                                         51,172       48,407
                                                   ------------ ------------
     Costs and expenses:
       Cost of services                                  27,633       27,370
       Cost of products                                   4,390        3,195
       Research and development expenses                  6,345        5,874
       Selling, general and administrative expenses      17,911       14,496
                                                   ------------ ------------
                                                         56,279       50,935
                                                   ------------ ------------

     Loss from operations                                (5,107)      (2,528)

     Interest income                                        593          535
     Interest expense                                    (1,094)      (1,135)
     Minority interests                                     445          585
     Other income (expense), net                          3,538          877
                                                   ------------ ------------

     Loss before income taxes                            (1,625)      (1,666)

     Provision for income taxes                             300
                                                   ------------ ------------

     Net loss                                      $     (1,925)$     (1,666)
                                                   ============ ============

     Net loss per share                            $       (.11)$       (.10)
                                                   ============ ============

     Shares used in per-share calculations           16,819,000   16,079,000



                       The accompanying notes are an integral
                    part of the consolidated financial statements

                            BOLT BERANEK AND NEWMAN INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


     Dollars in thousands, except per-share data

                                                        Six Months Ended
                                                   -------------------------
                                                    December 31  December 31
                                                        1994        1993
                                                   ------------ ------------
     Revenue:
       Services                                    $     85,370 $     83,243
       Products                                          17,545       15,094
                                                   ------------ ------------
                                                        102,915       98,337
                                                   ------------ ------------
     Costs and expenses:
       Cost of services                                  56,293       57,588
       Cost of products                                   6,975        6,020
       Research and development expenses                 12,300       11,178
       Selling, general and administrative expenses      33,946       27,603
                                                   ------------ ------------
                                                        109,514      102,389
                                                   ------------ ------------

     Loss from operations                                (6,599)      (4,052)

     Interest income                                      1,210        1,224
     Interest expense                                    (2,220)      (2,336)
     Minority interests                                     741          585
     Other income (expense), net                          3,535          966
                                                   ------------ ------------

     Loss before income taxes                            (3,333)      (3,613)

     Provision for income taxes                             400
                                                   ------------ ------------

     Net loss                                      $     (3,733)$     (3,613)
                                                   ============ ============

     Net loss per share                            $       (.22)$       (.23)
                                                   ============ ============

     Shares used in per-share calculations           16,717,000   16,029,000




                       The accompanying notes are an integral
                    part of the consolidated financial statements

                            BOLT BERANEK AND NEWMAN INC.
                             CONSOLIDATED BALANCE SHEETS

     Dollars in thousands                            December 31    June 30
                                                         1994         1994
                                                     ----------- -----------
                                                      (Unaudited)  (Audited)
     ASSETS
     Current assets:
       Cash and temporary investments                $    56,572 $    67,115
       Accounts receivable, net                           42,301      41,503
       Inventories, net                                      985       1,114
       Other current assets                                5,621       3,592
                                                     ----------- -----------
          Total current assets                           105,479     113,324

     Property, plant and equipment, net                   22,147      19,658
     Other assets                                          7,647       2,958
                                                     ----------- -----------
                                                     $   135,273 $   135,940
                                                     =========== ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                              $     5,868 $     4,279
       Accrued compensation and retirement plan            6,492       5,198
       Accrued restructuring charges                      10,533      12,566
       Other accrued costs                                15,458      19,832
       Deferred revenue                                   13,883      11,112
                                                     ----------- -----------
          Total current liabilities                       52,234      52,987

     6% convertible subordinated debentures due 2012      73,510      73,510

     Commitments and contingencies

     Minority interests                                    1,479       2,172

     Shareholders' equity:
       Common stock, $1 par value, authorized:
          100,000,000 shares; issued: 21,558,635 shares at
          December 31, 1994 and 21,253,890 shares at
          June 30, 1994                                   21,559      21,254
       Additional paid-in capital                         58,215      55,916
       Foreign currency translation adjustment               323         337
       Accumulated deficit                               (39,860)    (36,127)
                                                     ----------- -----------
                                                          40,237      41,380
       Less shares in treasury, at cost: 4,527,464 shares
          at December 31, 1994 and 4,797,734 shares at
          June 30, 1994                                   32,187      34,109
                                                     ----------- -----------
          Total shareholders' equity                       8,050       7,271
                                                     ----------- -----------
                                                     $   135,273 $   135,940
                                                     =========== ===========

                       The accompanying notes are an integral
                    part of the consolidated financial statements

                            BOLT BERANEK AND NEWMAN INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

     Dollars in thousands
                                                        Six  Months Ended
                                                     -----------------------
                                                     December 31 December 31
                                                        1994         1993
                                                     ----------- -----------
     Cash flows from operating activities:
       Net loss                                      $    (3,733)$    (3,613)

       Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
          Depreciation and amortization                    4,733       4,435
          Amortization of goodwill and capitalized software  374         704
          Contract adjustments                            (3,546)       (913)
           Change in assets and liabilities:
           Accounts receivable                              (298)      4,057
           Inventories                                        50         586
           Other assets                                   (2,347)      1,741
           Accounts payable and other liabilities          1,355       1,918
           Accrued restructuring charges                  (2,033)     (2,686)
           Deferred revenue                                1,971      (1,932)
           Other                                            (654)     (1,130)
                                                     ----------- -----------
           Total adjustments                                (395)      6,780
                                                     ----------- -----------
             Net cash provided(used) by operating
               activities                                 (4,128)      3,167

     Cash (used) by investing activities:
       Additions to property, plant and equipment         (6,112)     (2,600)
       Acquisition of BARRNET                             (2,000)
                                                     ----------- -----------
             Cash (used) by investing activities          (8,112)     (2,600)
                                                     ----------- -----------
     Cash provided by financing activities:
       Proceeds from sale of LightStream stock                         5,000
       Proceeds from employee stock purchase and
         option plans                                      1,697       1,685
       Sale of treasury shares                                           213
                                                     ----------- -----------
             Cash provided by financing activities         1,697       6,898
                                                     ----------- -----------
     Net increase(decrease)in cash and temporary
        investments                                      (10,543)      7,465

     Cash and temporary investments-beginning of period   67,115      56,835
                                                     ----------- -----------
     Cash and temporary investments-end of period    $    56,572 $    64,300
                                                     =========== ===========
     Supplemental cash flow information:
       Interest paid                                 $     2,205 $     2,213
                                                     =========== ===========

                       The accompanying notes are an integral
                    part of the consolidated financial statements

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

       Certain amounts reported for the prior periods presented have been reclassified to be consistent with the current year's presentation. These reclassifications primarily relate to the formation in FY1995 of distinct commercial business units.

    B. BARRNET Acquisition

       On August 19, 1994, BBN Internet Services Corporation acquired, from Stanford University, the Bay Area Regional Research Network ("BARRNET"), a leading provider of Internet services in the San Francisco Bay Area, for approximately $6,500,000 consisting principally of $2,000,000 of cash, 270,270 shares of BBN's common stock and 200,000 shares of BBN Internet Services Corporation's common stock. The common stocks issued were valued at their fair value which reflects a discount attributable to their restricted nature. The transaction was accounted for using the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the date of the acquisition. The aggregate cost in excess of net assets acquired of approximately $4,500,000 is being amortized over ten years.

    C. SURAnet Acquisition

       In December 1994, BBN Internet Services Corporation and the Southeastern Universities Research Association ("SURA") signed a non-binding letter of intent under which BBN Internet Services Corporation would acquire the SURAnet Internet service, a leading provider of Internet services in the Southeast.

    D. Sale of LightStream Corporation

       On December 8, 1994, Cisco Systems, Inc. ("Cisco") and LightStream Corporation, a majority-owned subsidiary of the company ("LightStream"), entered into an Asset Purchase Agreement (the "Asset Purchase
       Agreement") pursuant to which Cisco agreed to buy all or substantially all of the assets of LightStream, a corporation which develops and markets computer networking products based upon asynchronous transfer mode ("ATM") technology, for a cash consideration of $120,000,000. The sale, which was completed on January 11, 1995, will be reflected in the company's third quarter results. Under the terms of the sale, the company, which owns in excess of 80% of the equity interest in LightStream, will receive from LightStream approximately 83% of the net distribution of the proceeds of the transaction, and UB Networks, Inc., which owns the minority interest in LightStream, will receive the remainder. Of the cash consideration paid to LightStream, $12,000,000 was placed in an escrow fund, and periodically declining portions of

                            BOLT BERANEK AND NEWMAN, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

    D. Sale of LightStream Corporation (continued)

       such amount are to be maintained for up to two years following the closing of the transaction, subject to any claims under the Asset Purchase Agreement by Cisco. As part of the sale, Cisco hired substantially all of the employees of LightStream, and will operate from the company's former facility in Billerica, Massachusetts. The company anticipates it will record a gain from the sale, net of tax, of approximately $80,000,000 after considering the minority interest and estimated costs to be incurred in connection with the sale. For the six months ended December 31, 1994, LightStream reported revenue of approximately $8,400,000 and an operating loss of approximately $3,700,000, and for the period from inception on October 16, 1993 through December 31, 1993, LightStream reported revenue of approximately $500,000 and an operating loss of approximately $3,000,000. In FY1994, prior to the formation of LightStream, the company's ATM activities were conducted by its then Communications Division and resulted in an operating loss of approximately $3,600,000 for the first quarter ended September 30, 1993. These results are not included in the results of LightStream for the six months ended December 31, 1993.

    E. Other Income

       In December 1994, the company settled a claim with the U.S. government for approximately $700,000. This settlement resulted in an approximately $2,550,000 reduction in liabilities and is included in other income for the three and six months ended December 31, 1994.

       Other income for the three and six months ended December 31, 1994 and 1993 also includes approximately $900,000 resulting from lower than expected costs associated with a previously divested contract.

    F. Commitments and Contingencies

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

       The company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the results of these other legal proceedings and claims will not have a material effect on the company's consolidated financial position and results of operations.

                            BOLT BERANEK AND NEWMAN INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)
    G. Segment Information

       The following is a summary of business segments information for the three and six months ended December 31, 1994 and 1993, respectively. All data are shown net of intersegment transactions.


                                      Three Months Ended    Six Months Ended
                                         December 31           December 31
                                       _________________   _________________
       Dollars in thousands              1994     1993       1994     1993
                                       ________ ________   ________ ________
       Revenue:
         Internetworking               $ 22,603 $ 18,525   $ 46,289 $ 38,647
         Data analysis software           8,338    9,061     16,391   17,609
         Collaborative systems &
           acoustic technologies         20,231   20,821     40,235   42,081
                                       ________ ________   ________ ________

                                       $ 51,172 $ 48,407   $102,915 $ 98,337
                                       ======== ========   ======== ========

       Income (loss) from operations:

         Internetworking               $ (2,441)$  (3,071) $ (3,194)$ (4,795)
         Data analysis software          (2,014)      (25)   (2,285)     334
         Collaborative systems &
           acoustic technologies             41     1,072       222    1,232
         Unallocated corporate expenses    (693)     (504)   (1,342)    (823)
                                       ________ _________  ________ ________

                                       $ (5,107)$  (2,528) $ (6,599)$ (4,052)
                                       ======== =========  ======== ========


       Certain amounts reported for the prior periods presented have been reclassified to be consistent with the current year's presentation.

                             BOLT BERANEK AND NEWMAN INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Summary
     ---------
       For the three months ended December 31, 1994, the company reported a net loss of $1.9 million, or $.11 per share, on revenue of $51.2 million, compared to a net loss of $1.7 million, or $.10 per share, on revenue of $48.4 million for the same period a year ago.

       For the six months ended December 31, 1994, the company reported a net loss of $3.7 million, or $.22 per share, on revenue of $102.9 million, compared to a net loss of $3.6 million, or $.23 per share, on revenue of $98.3 million for the same period a year ago. Results for the three and six month periods of the current year include other income of $3.5 million and results for the prior year periods included approximately $0.9 million, arising from adjustments to contracts associated with the company's former simulation business.

       Results for the current year include losses at BBN Internet Services Corporation and at BBN Software Products Corporation, reflecting increased investment in sales and marketing activities. The increase in the company's revenue reflects increases primarily at LightStream Corporation and also at BBN Internet Services Corporation, which were partially offset by a decline in the company's acoustic and defense communications activities and in lower sales of its mature data analysis software products.

       The previously announced sale of substantially all of the assets of LightStream Corporation to Cisco Systems, Inc., which was completed on January 11, 1995, will be reflected in the company's third quarter results. The LightStream sale is expected to result in a gain to the company of approximately $80.0 million.

     Revenue
     ---------
       Revenue for the three and six months ended December 31, 1994 increased $2.8 million and $4.6 million, respectively, from the prior year periods, primarily reflecting increases of approximately $3.8 million and $7.9 million, respectively, at LightStream Corporation. These increases, together with lower increases at BBN Internet Services Corporation, were partially offset by continued declines in the company's acoustic and defense communications activities and in lower sales of its mature data analysis software products. Services revenue from LightStream Corporation for the three and six months ended December 31, 1994 of $1.2 million and $3.6 million, respectively, included up-front technology license and initial development fees from previously announced strategic partnering agreements with Tellabs Operations, Inc. and NEC Corporation.

       The company, like other companies doing business with the Department of Defense, has been adversely affected by reduced defense spending and expects this general decline and attendant increased competition within the defense industry to continue over the next several years. Uncertainty continues to exist on the size and scope of reductions in future defense budgets and their impact on the company's defense-related business. Further, there is the possibility that funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. These factors have reduced the company's U.S. government revenue and operating margins in recent fiscal years, and this trend is continuing in FY1995, particularly in the acoustic and defense communications systems areas.

                             BOLT BERANEK AND NEWMAN INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

       In FY1991, the Defense Information Systems Agency awarded the company a one-year contract in support of the Defense Data Network, with up to four one-year optional extensions. In September 1994, the company completed the third option year of the contract, valued at approximately $20 million. In October 1994, the company was awarded the fourth and last option year of the contract, valued at approximately $15 million, which will continue these activities through October 1995. There can be no assurance that this activity will continue beyond October 1995, and if there is additional activity related to this contract, the value of any such award, even if received by the company, would be expected to be lower than the value of the current year's option award. The company is not aware of any other defense communications procurements or requests for proposals for which the company could compete to replace the company's activities under this contract. Approximately $9.7 million and $10.3 million of revenue has been recorded under the contract in the six months ended December 31, 1994 and 1993, respectively.

       The company conducts its commercial businesses in environments characterized by intense competition, shortened product cycles and rapid technological change, which require significant research and development expenditures to develop new products which address emerging market requirements and to improve existing products. In recent years, the company's traditional commercial businesses, consisting principally of RS/Series(TM) data analysis and visualization software products and X.25 network systems, has been experiencing substantially lower revenue. During that period, the company has been investing heavily in the development of products, primarily the LightStream(TM) Asynchronous Transfer Mode ("ATM") switch, BBN/Cornerstone(TM) data analysis and visualization software and the T/10(TM) Integrated Access Device.

       On December 8, 1994, Cisco Systems, Inc. ("Cisco") agreed to buy all of the assets of LightStream Corporation. The sale, which was completed on January 11, 1995, will be reflected in the company's third quarter results. Reference is made to footnote D to the consolidated financial statements for further discussion of this transaction. The company's T/10 activities are now being primarily focused on a limited number of reseller and strategic opportunities, and the future success of the T/10 is highly dependent on these opportunities. To date revenue from the T/10 has not been financially significant.

       The company's data analysis software products business has been affected by the growth of distributed processing and the associated use of personal computers, workstations, and other desktop computers. The company's mature data analysis software products, primarily the RS/Series software, currently operate primarily on minicomputer systems. As demand for minicomputer-based software continues to decline, the company is experiencing substantially lower RS/Series software revenue and downward pressure on prices. During the fourth quarter of FY1993, BBN Software Products Corporation introduced its BBN/Cornerstone data analysis and visualization software specifically designed for use on desktop computers in a client/server environment. The initial release of BBN/Cornerstone

                             BOLT BERANEK AND NEWMAN INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

     software operates on Unix-based workstations, utilizing a number of established graphical user interfaces. Planned subsequent releases will operate on personal computers. Sales of BBN/Cornerstone to date in FY1995 have not been financially significant. The company is more tightly integrating BBN/Cornerstone software with its RS/Series products to provide platform migration and ease of use for its existing RS/Series customer base, and to provide greater capabilities and flexibility in client/server computing environments. As part of this effort, the company is increasing its research and development expenditures and is investing in additional sales and marketing personnel. The company is focusing its software application solutions primarily on the manufacturing and health industries. The company believes that the future success of its data analysis and visualization software will primarily depend upon the timely integration of its BBN/Cornerstone and RS/Series software and the release of future software applications that permit operation on personal computers.

       The company is significantly increasing its investment in the emerging market for Internet services. Such investment includes a substantial increase in engineering and sales personnel to support expansion of Internet connectivity services and to develop value-added services. These investments are expected to adversely affect the company's financial results for FY1995 and FY1996. The company's strategy is to provide managed connectivity services and value-added services to businesses and other organizations. The market for Internet services is rapidly expanding, and there are considerable uncertainties as to how the market will develop. Further, the Internet services business is intensely competitive, and competition is expected to increase. Competitors and companies announcing plans to enter the market currently include large communications and software companies, including MCI, IBM, AT&T, and Microsoft, and there are no substantial barriers to entry. The company's success in the Internet services market will depend heavily upon its ability to timely establish geographic coverage and related support capabilities and to provide high quality managed Internet connectivity and functional, unique, value-added services for organizational users of the Internet at a competitive cost. The company needs to continue to rapidly attract additional experienced personnel in order to continue to expand the existing customer base and grow the business. Moreover, the company may make additional acquisitions in support of its Internet business strategy.

       In August 1994, BBN Internet Services Corporation acquired the Bay Area Regional Research Network ("BARRNET"), a leading provider of Internet services in the San Francisco Bay Area, for approximately $6.5 million consisting principally of $2.0 million of cash, 270,270 shares of BBN's common stock and 200,000 shares of BBN Internet Services Corporation's common stock. In December 1994, the company and the Southeastern Universities Research Association ("SURAnet") signed a non-binding letter of intent under which BBN Internet Services Corporation would acquire the SURAnet Internet service, the leading provider of Internet services in the Southeast. That transaction is expected to be completed during the third quarter.

                             BOLT BERANEK AND NEWMAN INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

     Cost of Sales
     ---------------
       Cost of services and products as a percentage of revenue for the three and six months ended December 31, 1994 was 63% and 61%, respectively, compared to 63% and 65%, respectively, for the corresponding prior year periods. The decrease in the cost of sales percentage for the six-month period in FY1995 is principally due to the technology license and initial development fees from strategic partnering agreements at LightStream Corporation.

     Research and Development Expenses
     -----------------------------------
       Research and development expenses for the three and six months ended December 31, 1994 were $6.3 million and $12.3 million, respectively, compared to $5.9 million and $11.2 million, respectively, for the comparable prior year periods. Research and development spending on the LightStream ATM products for the three and six months ended December 31, 1994 was $1.9 million and $3.9 million, respectively, compared to $2.2 million and $4.3 million, respectively, for the comparable prior year periods. The majority of the company's internally funded research and development spending is currently directed principally toward data analysis and visualization software products. The increase in FY1995 relates primarily to data analysis and visualization software products.

     Selling, General and Administrative Expenses
     ----------------------------------------------
       Selling, general and administrative expenses for the three and six months ended December 31, 1994 increased $3.4 million and $6.3 million, respectively, from the prior year periods reflecting the investment the company is making primarily in the sales and marketing of its new products and services at BBN Internet Services Corporation, BBN Software Products Corporation and BBN Hark Systems Corporation. The company expects that this trend will continue through FY1995.

     Liquidity and Capital Resources
     ---------------------------------
       As of December 31, 1994, the company's cash and temporary investments, which consisted primarily of money market funds and short term U.S. government securities, were $56.6 million, a decrease of $10.5 million from June 30, 1994. The decrease is primarily attributable to capital additions and the BARRNET acquisition.

       The company expects to net approximately $80.0 million from the sale of substantially all of the assets of LightStream Corporation, after considering income taxes (including utilization of substantially all of the Company's net operating loss carryforwards and tax credit carryforwards), the minority interest and estimated costs to be incurred in connection with the sale.

                             PART II. OTHER INFORMATION

                            BOLT BERANEK AND NEWMAN INC.

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits:

                 10.1 1986 Stock Incentive Plan, as amended
                 10.2 BBN Hark Systems Corporation 1995 Stock Option Plan
                 10.3 BBN Internet Services Corporation 1994 Stock Option Plan
                 10.4 BBN Software Products Corporation 1993 Stock Option Plan,
                      as amended
                 11.1 Computation of Net Loss Per Share
                 27.1 Financial Data Schedule

             (b) The company filed a Current Report on Form 8-K dated
                 January 11, 1995 with the Commission on January 26, 1995, reporting on the sale of the assets of LightStream Corporation to Cisco Systems, Inc. and filing pro forma financial information consisting of a pro forma balance sheet as of December 31, 1994, and pro forma statements of operations for the year ended June 30, 1994 and for the six months ended December 31, 1994.







                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BOLT BERANEK AND NEWMAN INC.

                                         By        Ralph A. Goldwasser
                                           ----------------------------------
                                                     Ralph A. Goldwasser
                            Senior Vice President and Chief Financial Officer

     Date: February 14, 1995

                            BOLT BERANEK AND NEWMAN INC.
                                  LIST OF EXHIBITS


     10.1 1986 Stock Incentive Plan, as amended
     10.2 BBN Hark Systems Corporation 1995 Stock Option Plan
     10.3 BBN Internet Services Corporation 1994 Stock Option Plan
     10.4 BBN Software Products Corporation 1993 Stock Option Plan, as amended
     11.1 Computation of Net Loss Per Share
     27.1 Financial Data Schedule