Form 10-Q
period 1995-03-31
BOLT BERANEK & NEWMAN INC
filed 1995-05-15
CIK 13021

SECURITIES AND EXCHANGE COMMISSIOON
                          Washington, D.C.  20549
                                 FORM 10-Q
(Mark One)
  X    Quarterly Report Pusuant to Section 13 or 15(d) of the Securities
- -----  Exchange Act of 1934

For the quarterly period ended March 31, 1995  or

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-6435
                      ---------------------------------
         Bolt Beranek and Newman Inc.
- --------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         Massachusetts                            04-2164398
- ------------------------------------           ---------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

150 CambridgePark Drive, Cambridge, Massachusetts  02140
- --------------------------------------------------------------------------
    (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code    (617) 873-2000
                                                     ---------------------
__________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X        No
         ------             ------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Number of shares of common stock, $1.00 par value, outstanding as of April 30, 1995: 17,283,345

Exhibit index appears on page 17

                       BOLT BERANEK AND NEWMAN INC.
                                   INDEX






                                                          Page No.
                                                          --------

Part I. Financial Information

        Consolidated Statements of Operations -
            Three Months Ended March 31, 1995 and 1994 ......3

        Consolidated Statements of Operations -
            Nine Months Ended March 31, 1995 and 1994 .......4

        Consolidated Balance Sheets -
            as of March 31, 1995 and June 30, 1994 ..........5

        Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 1995 and 1994 .......6

        Notes to Consolidated Financial Statements ..........7

        Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............10



Part II.Other Information

        Item 6.  Exhibits and Reports on Form 8-K ..........16

        Signatures .........................................16

                      PART I.  FINANCIAL INFORMATION

                       BOLT BERANEK AND NEWMAN INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


Dollars in thousands, except per-share data

                                                 Three Months Ended
                                             --------------------------
                                              March 31         March 31
                                                1995             1994
                                             -----------    -----------
Revenue:
  Services                                   $    42,996    $    40,847
  Products                                         8,961          7,678
                                             -----------    -----------
                                                  51,957         48,525
                                             -----------    -----------
Costs and expenses:
  Cost of services                                31,398         29,314
  Cost of products                                 2,117          2,937
  Research and development expenses                6,662          5,954
  Selling, general and administrative expenses    17,377         12,676
                                             -----------    -----------
                                                  57,554         50,881
                                             -----------    -----------
Loss from operations                              (5,597)        (2,356)

Interest income                                    1,724            494
Interest expense                                  (1,103)        (1,142)
Minority interests                               (11,826)           743
Other income (expense), net                      105,096              2
                                             -----------    -----------
Income (loss) before income taxes                 88,294         (2,259)

Provision for income taxes                        13,827
                                             -----------    -----------
Net income (loss)                            $    74,467    $    (2,259)
                                             ===========    ===========
Net income (loss) per share                  $      4.11    $      (.14)
                                             ===========    ===========

Shares used in per-share calculations         18,118,000     16,295,000


                  The accompanying notes are an integral
               part of the consolidated financial statements

                       BOLT BERANEK AND NEWMAN INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


Dollars in thousands, except per-share data

                                                  Nine Months Ended
                                             --------------------------
                                              March 31        March 31
                                                1995            1994
                                             -----------    -----------
Revenue:
  Services                                   $   128,366    $   124,090
  Products                                        26,506         22,772
                                             -----------    -----------
                                                 154,872        146,862
                                             -----------    -----------
Costs and expenses:
  Cost of services                                87,493         86,815
  Cost of products                                 9,096          9,031
  Research and development expenses               18,980         17,179
  Selling, general and administrative expenses    51,498         40,245
                                             -----------    -----------
                                                 167,067        153,270
                                             -----------    -----------
Loss from operations                             (12,195)        (6,408)

Interest income                                    2,933          1,718
Interest expense                                  (3,323)        (3,478)
Minority interests                               (11,085)         1,328
Other income (expense), net                      108,631            968
                                             -----------    -----------
Income (loss) before income taxes                 84,961         (5,872)

Provision for income taxes                        14,227
                                             -----------    -----------
Net income (loss)                            $    70,734    $    (5,872)
                                             ===========    ===========
Net income (loss) per share                  $      3.96    $      (.36)
                                             ===========    ===========

Shares used in per-share calculations         17,864,000     16,116,000



                  The accompanying notes are an integral
               part of the consolidated financial statements

                       BOLT BERANEK AND NEWMAN INC.
                        CONSOLIDATED BALANCE SHEETS

Dollars in thousands                          March 31        June 30
                                                1995            1994
                                             -----------    -----------
                                             (Unaudited)    (Audited)
ASSETS
- ------
Current assets:
  Cash and temporary investments             $   118,576    $    67,115
  Restricted cash                                 12,069
  Accounts receivable, net                        47,160         41,503
  Inventories, net                                 1,416          1,114
  Other current assets                             3,739          3,592
                                             -----------    -----------
     Total current assets                        182,960        113,324

Property, plant and equipment, net                25,841         19,658
Goodwill, net                                     18,357
Other assets                                       3,202          2,958
                                             -----------    -----------
                                             $   230,360    $   135,940
                                             ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                           $     6,147    $     4,279
  Accrued compensation and retirement plan         5,695          5,198
  Accrued restructuring charges                    9,598         12,566
  Income taxes payable                            12,594
  Other accrued costs                             19,192         19,832
  Deferred revenue                                15,809         11,112
                                             -----------    -----------
     Total current liabilities                    69,035         52,987

6% convertible subordinated debentures due 2012   73,510         73,510

Commitments and contingencies

Minority interests                                 3,362          2,172

Shareholders' equity:
  Common stock, $1 par value, authorized:
     100,000,000 shares; issued: 21,802,090
     shares at March 31, 1995 and 21,253,890
     shares at June 30, 1994                      21,802         21,254
  Additional paid-in capital                      59,083         55,916
  Foreign currency translation adjustment          1,148            337
  Retained earnings (deficit)                     34,607        (36,127)
                                             -----------    -----------
                                                 116,640         41,380
  Less shares in treasury, at cost: 4,527,464
     shares at March 31, 1995 and 4,797,734
     shares at June 30, 1994                      32,187         34,109
                                             -----------    -----------
     Total shareholders' equity                   84,453          7,271
                                             -----------    -----------
                                             $   230,360    $   135,940
                                             ===========    ===========
                  The accompanying notes are an integral
               part of the consolidated financial statements

                       BOLT BERANEK AND NEWMAN INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

Dollars in thousands                                Nine  Months Ended
                                                ---------------------------
                                                  March 31       March 31
                                                    1995           1994
Cash flows from operating activities:           ------------   ------------
  Net income (loss)                             $     70,734   $     (5,872)

  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Depreciation and amortization                     6,919          6,659
     Amortization of goodwill and capitalized software   465          1,120
     Contract adjustments                             (3,546)
     Gain from LightStream sale                     (105,096)
     Minority interest                                11,826            743
      Change in assets and liabilities:
      Accounts receivable                             (6,163)           558
      Inventories                                       (516)           662
      Other assets                                      (100)         3,635
      Accounts payable and other liabilities           2,169          3,535
      Accrued restructuring charges                   (2,968)        (4,319)
      Income taxes payable                            12,594
      Deferred revenue                                 3,061            (70)
      Other                                             (639)        (2,707)
                                                ------------   ------------
      Total adjustments                              (81,994)         9,816
                                                ------------   ------------
        Net cash provided (used) by operating
           activities                                (11,260)         3,944

Cash provided (used) by investing activities:
  Proceeds from LightStream sale                      98,200
  Restricted cash                                    (12,069)
  Additions to property, plant and equipment         (11,313)        (4,479)
  Acquisition of SURAnet                             (12,960)
  Acquisition of BARRnet                              (2,000)
                                                ------------   ------------
        Net cash provided (used) by investing
           activities                                 59,858         (4,479)
                                                ------------   ------------
Cash provided by financing activities:
  Proceeds from employee stock purchase and
     option plans                                      2,863          2,197
  Proceeds from sale of LightStream stock to
     minority shareholder                                             5,000
  Sale of treasury shares                                               213
                                                ------------   ------------
        Cash provided by financing activities          2,863          7,410
                                                ------------   ------------
Net increase in cash and temporary investments        51,461          6,875

Cash and temporary investments-beginning of period    67,115         56,835
                                                ------------   ------------
Cash and temporary investments-end of period    $    118,576   $     63,710
                                                ============   ============
Supplemental cash flow information:
  Interest paid                                 $      2,205   $      2,225
                                                ============   ============
                  The accompanying notes are an integral
               part of the consolidated financial statements

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

B.SURAnet Acquisition

  On March 31, 1995, BBN Planet Corporation acquired, from the Southeastern Universities Research Association, the SURAnet
  Internet service organization, a provider of Internet services in the Southeast. Substantially all of the SURAnet net assets were acquired for approximately $12,960,000 in cash and the assumption of certain operating liabilities of approximately $5,100,000. The transaction was accounted for using the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the date of the acquisition. The aggregate cost in excess of net assets acquired of approximately $14,000,000 is being amortized over ten years.

C.Sale of LightStream Corporation

  The sale of the assets of the company's majority-owned subsidiary
  LightStream Corporation to Cisco Systems, Inc. ("Cisco") for a cash consideration of $120,000,000, which was completed on January 11, 1995, is reflected in the company's third quarter results. The company will receive 83% of the net proceeds and Ungermann-Bass Networks, Inc., which owns the minority interest in LightStream, will receive the remainder. Of the cash consideration paid to LightStream, $12,000,000 was placed in a restricted escrow fund, and periodically declining portions of such amount together with interest are to be maintained for up to two years following the closing of the transaction, subject to any claims under the Asset Purchase Agreement by Cisco. As part of the sale, Cisco hired substantially all of the employees of LightStream, and is operating from the company's former facility in Billerica, Massachusetts. The company recorded a pre-tax gain from the sale of approximately $105,000,000 before minority interest of $11,800,000 and income taxes of $13,800,000. LightStream's FY1995 results through the date of the sale include revenue of approximately $8,400,000 and an operating loss of approximately $3,700,000. For the comparable nine-month period of FY1994, the company's ATM activities resulted in aggregated revenue of approximately $1,100,000 and an operating loss of approximately $11,000,000. In FY1994, prior to the formation of LightStream, the company's ATM activities were conducted by its then Communications Division.

                       BOLT BERANEK AND NEWMAN INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

D.Other Income

  In December 1994, the company settled a claim with the U.S. government for approximately $700,000. This settlement resulted in an approximately $2,550,000 reduction in liabilities and is included in other income for the nine months ended March 31, 1995.

  Other income for the nine months ended March 31, 1995 and 1994 also includes approximately $900,000 resulting from lower than expected costs associated with a previously divested contract.

E.Commitments and Contingencies

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

  The company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the results of these other legal proceedings and claims will not have a material effect on the company's consolidated financial position and results of operations.

                       BOLT BERANEK AND NEWMAN INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


F.Segment Information

  The company conducts its business in three business segments:
  "Internetworking" which consists of its BBN Planet subsidiary; the networking activities of its Systems and Technologies Division, including network services, defense communications, X.25 network systems and the T/10 Integrated Access Device business activities; and the former activities of its LightStream subsidiary; "Data analysis software" which consists primarily of its BBN Software Products subsidiary; and "Collaborative systems and acoustic technologies" which includes the Systems and Technologies Division's services in distributed computing, education technology, speech processing and sensor systems and acoustic engineering; and the activities of its BBN HARK Systems subsidiary. The following is a summary of business segments information for the three and nine months ended March 31, 1995 and 1994, respectively. All data is shown net of intersegment transactions.

                                Three Months Ended    Nine Months Ended
                                    March 31               March 31
                               ____________________  ____________________
Dollars in Thousands              1995       1994        1995       1994
                               _________  _________  _________  _________
Revenue:
 Internetworking               $  19,326  $  18,616  $  65,612  $  57,264
 Data analysis software           10,609      8,774     27,000     26,383
 Collaborative systems and
    acoustic technologies         22,022     21,135     62,260     63,215
                               _________  _________  _________  _________
                               $  51,957  $  48,525  $ 154,872  $ 146,862
                               =========  =========  =========  =========


Income (loss) from operations:
 Internetworking               $  (1,847) $  (2,912) $  (4,806) $  (7,647)
 Data analysis software           (1,322)       223     (3,602)       633
 Collaborative systems and
    acoustic technologies         (1,363)       424     (1,315)     1,694
 Unallocated corporate expenses   (1,065)       (91)    (2,472)    (1,088)
                               _________  _________  _________  _________
                               $  (5,597) $  (2,356) $ (12,195) $  (6,408)
                               =========  =========  =========  =========

  Certain amounts reported for the prior periods presented have been reclassified to be consistent with the current year's presentation.

                        BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Summary
- -------
  For the three months ended March 31, 1995, the company reported net income of $74.5 million, or $4.11 per share, on revenue of $52.0 million. These results include a pre-tax gain of approximately $105.0 million from the previously announced sale of substantially all of the assets of LightStream Corporation to Cisco Systems, Inc. For the same period a year ago, the company reported a net loss of $2.3 million, or $.14 per share, on revenue of $48.5 million. The company's loss from operations in the third quarter of FY1995 was $5.6 million compared to $2.4 million in the comparable prior year period.

  For the nine months ended March 31, 1995, the company reported a loss from operations of $12.2 million, compared to a $6.4 million loss from operations for the same period a year earlier. Including the $105.0 million pre-tax gain from the LightStream sale, the company reported net income of $70.7 million, or $3.96 per share, on revenue of $154.9 million, compared with a net loss of $5.9 million, or $.36 per share, on revenue of $146.9 million for the same period a year earlier.

  Primarily as a result of the LightStream sale, the company's cash position as of March 31, 1995 improved to $130.6 million and the company's equity position improved to $84.5 million.

  The company's loss from operations for both the third quarter and the nine months of FY1995 reflects increased spending on sales, marketing and new product development, particularly at BBN Planet Corporation and BBN Software Products Corporation. The loss also includes a $0.7 million charge related to the purchase by BBN Software Products of IBM's Process Analysis Navigation System software which will be used in the development of a new manufacturing methodology software system.

  The company's increased spending represents an accelerated investment in building the infrastructure necessary to capitalize on opportunities in the commercial marketplace. The company's FY1995 third quarter revenue increase results primarily from higher sales at BBN Planet Corporation and BBN Software Products Corporation. For the nine months ended March 31, 1995, the revenue increase reflects higher sales primarily at LightStream Corporation and at BBN Planet Corporation, partially offset by declines in the company's acoustic and defense communications businesses. The company's Systems and Technologies Division, which is primarily focused on contract research and development for the U.S. government, continued to be profitable in the third quarter of FY1995.

  Over the next several quarters, the company anticipates continued increased spending related primarily to its commercial activities and its return to profitability is highly dependent upon revenue growth principally at BBN Planet Corporation and BBN Software Products Corporation.

                        BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

Revenue
- -------
  Revenue for the three and nine months ended March 31, 1995 increased
$3.4 million and $8.0 million, respectively, from the prior year periods. The increase for the three-month period reflects higher revenue at BBN Planet Corporation and BBN Software Products Corporation. The nine-month increase reflects higher revenue at LightStream Corporation and at BBN Planet Corporation, partially offset by continued declines in the company's acoustic and defense communications activities. Services revenue from LightStream Corporation for the nine months ended March 31, 1995 of $3.6 million included up-front technology license and initial development fees from previously announced strategic partnering agreements with Tellabs Operations, Inc. and NEC Corporation.

  The company, like other companies doing business with the Department of Defense, has been adversely affected by reduced defense spending and expects this general decline and attendant increased competition within the defense industry to continue over the next several years. Uncertainty continues to exist on the size and scope of reductions in future defense budgets and their impact on the company's defense-related business. Further, there is the possibility that funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs.
These factors have reduced the company's U.S. government revenue and operating margins in recent fiscal years, and this trend is continuing in FY1995, particularly in the acoustic and defense communications systems areas.

  The Department of Defense's stated intention is to reduce its procurements but to maintain a strong defense technology base and to fund research and development in key areas of science and technology at near current levels. The company has strong capabilities in certain of these areas but anticipates that competition in all defense-related areas will continue to be intense. Accordingly, the company is experiencing competitive pressure which is reducing profitability and decreasing government revenue particularly in the acoustic area. In addition, the company expects that the consolidation of large defense contractors into a smaller number of very large, diverse organizations will continue, and that this will place additional downward pressure on prices.

  In FY1991, the Defense Information Systems Agency awarded the company a one-year contract in support of the Defense Data Network, with up to four one-year optional extensions. In September 1994, the company completed the third option year of the contract, valued at approximately $20 million. In October 1994, the company was awarded the fourth and last option year of the contract, valued at approximately $15 million, which will continue these activities through October 1995. There can be no assurance that this activity will continue beyond October 1995, and if there is additional activity related to this contract, the value of any such award, even if received by the company, would be expected to be lower than the value of the current year's option award. The company is not aware of any other defense communications procurements or requests for proposals for which the company could compete to replace the company's activities under this contract. Approximately $13.9 million and $15.0 million of revenue has been recorded under the contract in the nine months ended March 31, 1995 and 1994, respectively.

                        BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


  The company conducts its commercial businesses in environments characterized by intense competition, shortened product cycles and rapid technological change, which require significant research and development expenditures to develop new products and services which address emerging market requirements and to improve existing products. In recent years, the company's traditional commercial businesses, consisting principally of RS/Series(TM) data analysis and visualization software products and X.25 network systems, has been experiencing substantially lower revenue.
During that period, the company invested heavily in the development of commercial products, primarily the LightStream(TM) Asynchronous Transfer
Mode ("ATM") switch, BBN/Cornerstone(TM) data analysis and visualization software and the T/10(TM) Integrated Access Device and recently in Internet services.

  The sale, which took place on January 11, 1995, of substantially all of the assets of LightStream Corporation to Cisco Systems, Inc., is reflected in the company's third quarter results. Reference is made to footnote C to the consolidated financial statements for further discussion of this transaction. The company's T/10 activities are now being primarily focused on a limited number of reseller and strategic opportunities, and the future success of the T/10 is highly dependent on these opportunities. To date revenue from the T/10 has not been financially significant.

  The company's data analysis software products business has been affected by the growth of distributed processing and the associated use of personal computers, workstations, and other desktop computers.  The company's mature data analysis software products, primarily the RS/Series software, currently operate primarily on minicomputer systems.  As demand for minicomputer-based software continues to decline, the company is experiencing substantially lower RS/Series software revenue and downward pressure on prices.  During the fourth quarter of FY1993, BBN Software
Products Corporation introduced its BBN/Cornerstone data analysis and visualization software specifically designed for use on desktop computers in a client/server environment.  The initial release of BBN/Cornerstone software operates on Unix-based workstations, utilizing a number of established graphical user interfaces.  Sales of BBN/Cornerstone to date in
FY1995 have not been financially significant.  The company is more tightly integrating its BBN/Cornerstone software with its RS/Series products to provide platform migration and ease of use for its existing RS/Series customer base, and to provide greater capabilities and flexibility in client/server computing environments.  During the third quarter of FY1995,
BBN Software Products began shipment of BBN/Cornerstone for Windows.  In
March 1995, for $0.7 million BBN Software Products Corporation acquired the exclusive rights to IBM's Process Analysis Navigation System ("PANS"), a
manufacturing methodology and software system developed by IBM's
Manufacturing Technology Center.  BBN Software Products Corporation will integrate and significantly enhance PANS methodology and technology with its data analysis software.  As part of these efforts, the company is increasing its research and development expenditures in its software business and is investing in additional sales and marketing personnel.  The company is focusing its software application solutions primarily on the manufacturing and

                        BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

health industries. BBN Software Products Corporation health industry offerings include applications for clinical data management (BBN/Clintrial(TM)) and adverse events tracking (BBN/ClinTRACE(TM)). The company believes that the future success of its data analysis and visualization software will depend primarily upon the development and marketing of software applications that permit operation on personal computers, continued market acceptance of health industry software products, and development and timely integration of its BBN/Cornerstone and RS/Series software.

  The company is significantly increasing its investment in the emerging market for Internet services. Such investment includes a substantial increase in engineering and sales personnel to support expansion of its Internet services for business and organizations, including managed access, security, training and consulting. These investments are expected to adversely affect the company's financial results for FY1995 and FY1996.
The company's strategy is to provide managed connectivity services and value-added services to businesses and other organizations. The market for Internet services is rapidly expanding, and there are considerable uncertainties as to how the market will develop. Further, the Internet services business is intensely competitive, and competition is expected to increase. Competitors and companies announcing plans to enter the market currently include, in addition to regional and national Internet access providers and on-line service providers, large communications and software companies, such as MCI, AT&T, IBM and Microsoft, and there are no substantial barriers to entry. In March 1995, BBN Planet Corporation expanded its service offerings from regional to nationwide availability. The company's success in the Internet services market will depend heavily upon its ability to capitalize on this recently expanded geographic coverage and related support capabilities and to provide high quality managed Internet connectivity and functional, unique, value-added services for organizational users of the Internet at a competitive cost. The company needs to continue to rapidly attract additional experienced personnel in order to continue to expand the existing customer base and grow the business.

  In March 1995, BBN Planet Corporation acquired substantially all of the assets of the Southeastern Universities Research Association Internet service ("SURAnet"), a leading provider of Internet services in the Southeast, for approximately $13.0 million in cash and the assumption of certain operating liabilities of approximately $5.1 million.

  In March 1995, the company announced an agreement under which it will build, maintain and operate a limited portion of the America Online ("AOL") nationwide, high-speed, dial-in network. The five-year contract for building and operating the network is expected to be valued at approximately $11.0 million a year which includes substantial pass-through costs to the company for telecommunications and other services. As part of the agreement, the company will have limited access to business use of the network's excess dial-in capacity, which the company plans to resell.

  In support of its Internet business strategy, the company may make additional acquisitions or enter into strategic alliances.

                        BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


Cost of Sales
- -------------
  Cost of services and products as a percentage of revenue for the three and nine months ended March 31, 1995 was 65% and 62%, respectively, compared to 66% and 65%, respectively, for the corresponding prior year periods. The decrease in the cost of sales percentages is principally due to a mix of higher margin software product sales in the third quarter and, for the nine-month period, both the higher margin software product sales and technology license and initial development fees from strategic partnering agreements at LightStream Corporation concentrated in the earlier periods of FY1995.


Research and Development Expenses
- ---------------------------------
  Research and development expenses for the three and nine months ended
March 31, 1995 were $6.7 million and $19.0 million, respectively, compared to $6.0 million and $17.2 million, respectively, for the comparable prior year periods. The majority of the company's internally funded research and development spending is currently directed principally toward data analysis and visualization software products. The increases in the FY1995 periods relate primarily to such software products, including the $0.7 million charge for the purchase by BBN Software Products Corporation of the PANS technology, partially offset by decreased spending on the ATM switch and the T/10 Integrated Access Device. Research and development expenses for the ATM switch for the nine months ended March 31, 1995 were $3.9 million compared to $6.5 million for the comparable prior year period; such expenses were $2.2 million for the three months ended March 31, 1994.

Selling, General and Administrative Expenses
- --------------------------------------------
  Selling, general and administrative expenses for the three and nine months ended March 31, 1995 increased $4.7 million and $11.3 million, respectively, from the prior year periods reflecting the investment the company is making primarily in the sales and marketing of its new services and products at BBN Planet Corporation, BBN Software Products Corporation and BBN Hark Systems Corporation. The company anticipates continued increased spending related to its commercial activities for the next several quarters.

Liquidity and Capital Resources
- -------------------------------
  As of March 31, 1995, the company's cash and temporary investments, which consisted primarily of money market funds and short term U.S.
government securities, were $118.6 million, an increase of $51.5 million from June 30, 1994. The third quarter increase is primarily attributable to the LightStream sale which, as of March 31, 1995, has provided $98.2 million of cash proceeds to the company after payment of certain expenses associated with the sale and initial amounts due to the minority shareholder. Additional cash payments, currently estimated to be $18.3 million, remain to be paid by the company for income taxes, amounts due the minority shareholder, and final expenses of sale.

                        BOLT BERANEK AND NEWMAN INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)



  On a year-to-date basis, the $98.2 million of cash proceeds from the LightStream sale and $2.9 million of cash generated from employee stock purchase and option plans have been offset by $15.0 million expended for the SURAnet and BARRnet acquisitions, $12.1 million in restricted cash, $11.3 million for capital expenditures, and $11.2 million of cash used by operations. The restricted cash of $12.1 million will become available to the company in varying amounts, net of any claims, within two years of the closing of the LightStream sale.

  The increase in the company's accounts receivable balance is primarily due to the increase in revenue.

  The company's accrued restructuring balance relates to excess facilities costs, under long-term leases, which were associated with the company's FY1993 downsizing. The company has sublet or assigned the majority of its excess facilities under agreements with terms expiring between 1998 and 2001.

  The company anticipates a continued high level of capital expenditures for the near-term in support of the accelerated investment in commercial activities. In addition, the company may use a portion of its cash resources for acquisitions of or investments in businesses, products or technologies or through the formation of strategic partnerships with other companies.

  The company believes that its liquidity in the form of existing cash resources is adequate to meet its operating requirements through FY1996.
At present, the company does not have any formal bank lines of credit.

                        PART II. OTHER INFORMATION

                       BOLT BERANEK AND NEWMAN INC.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              10.1 Deferred Compensation Plan
              11.1 Computation of Net Income (Loss) Per Share
              27.1 Financial Data Schedule

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

                                 BOLT BERANEK AND NEWMAN INC.

                              By        Ralph A. Goldwasser
                                 ----------------------------------
                                        Ralph A. Goldwasser
                         Senior Vice President and Chief Financial Officer

Date: May 15, 1995



                       BOLT BERANEK AND NEWMAN INC.
                             LIST OF EXHIBITS


10.1 Deferred Compensation Plan
11.1 Computation of Net Income (Loss) Per Share
27.1 Financial Data Schedule