Form 10-K405
period 1995-06-30
BOLT BERANEK & NEWMAN INC
filed 1995-09-28
CIK 13021

FORM 10-K
                                                      COMMISSION FILE NO. 1-6435
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 1995
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO
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

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES 'X' NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 'X'
--------------------------------------------------------------------------------
State the aggregate market value of the voting stock held by non-affiliates of the registrant.
     Market value at 9/14/95 of Common Stock held by other than directors and executive officers of registrant: $633,676,208
Indicate the number of shares outstanding of each of the registrant's classes of common stock.
     Common Stock, $1.00 par value, outstanding 9/14/95: 17,534,365 shares
--------------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated September 29, 1995 relating to the Annual Meeting to be held on November 6, 1995 are incorporated by reference into Items 10, 11, 12, and 13.

ITEM 1.  BUSINESS

                                    GENERAL

     Bolt Beranek and Newman Inc. ("BBN" or the "Company", each of which terms includes, unless the context indicates otherwise, BBN and its consolidated subsidiaries) was incorporated as a Massachusetts corporation in 1953 as the successor to a partnership formed in 1948.

     In fiscal 1995, the Company consisted of five operating units: the Company's BBN Systems and Technologies Division, BBN Software Products Corporation, LightStream Corporation, BBN Planet Corporation, and BBN HARK Systems Corporation. The BBN Systems and Technologies Division includes internetworking services and products, and collaborative systems and acoustic technologies. BBN Software Products Corporation, a wholly-owned subsidiary of the Company, develops, markets, and supports data analysis and process optimization software products designed primarily for health industry and manufacturing applications. LightStream Corporation, an 80%-owned subsidiary of the Company which made asynchronous transfer mode ("ATM") network switches, sold substantially all of its assets to Cisco Systems, Inc. on January 11, 1995. BBN Planet Corporation, a 95%-owned subsidiary of the Company, provides Internet services to businesses and other organizations. BBN HARK Systems Corporation, a wholly-owned subsidiary of the Company, is an early stage company which develops and markets commercial speech recognition software products.

     During fiscal 1995, the Company reported financial information in three business segments: Internetworking, Data Analysis Software, and Collaborative Systems and Acoustic Technologies. The Internetworking business segment includes that part of the activities of the Company's BBN Systems and Technologies Division relating to advanced network systems (including the Company's defense communications activities) and network services and products, the activities of BBN Planet Corporation, and the activities of LightStream Corporation up to the date of sale of substantially all of its assets on January 11, 1995. The Data Analysis Software business segment includes the activities of BBN Software Products Corporation. The Collaborative Systems and Acoustic Technologies business segment includes that part of the activities of the BBN Systems and Technologies Division relating to collaborative systems, sensor systems, and acoustic technologies, and the activities of BBN HARK Systems Corporation.

     The Company's overall business strategy is to capitalize upon its technical expertise and problem solving experience in the internetworking, data analysis, and collaborative systems and acoustic technologies areas. This strategy is to create focused, entrepreneurial subsidiary companies while maintaining contract research and development activities within the parent corporation. As of July 1, 1995 the Company is comprised of five distinct and complementary business units, including two operating divisions and three operating subsidiaries, as described below:

     - BBN Systems and Technologies Division, an operating division of the Company which generates a majority of the Company's revenue, provides a range of services, including advanced systems and technologies to government and commercial organizations, and performs most of the Company's government contract activities, and its results are reported in part in the Internetworking business segment, and in part in the Collaborative Systems and Acoustic Technologies business segment. The Internetworking activities of the BBN Systems and Technologies Division include advanced network systems and network services and products, and a majority of the revenue of these activities is related to defense communications. The Collaborative Systems and Acoustic Technologies activities of the BBN Systems and Technologies Division also includes sensor systems. (See "Advanced Network Systems and Services", "Network Services and Products", "Collaborative Systems", "Acoustic Technologies", and "Sensor Systems" below.)

     - BBN Software Products Corporation, a wholly-owned subsidiary of the Company, the name of which is being changed to BBN Domain Corporation, develops and markets data analysis and process optimization software products, and its results comprise the Data Analysis Software segment. (See "BBN Domain Corporation" below.)

     - BBN Planet Corporation (formerly named BBN Internet Services Corporation), a 95%-owned subsidiary of the Company, provides Internet services to businesses and other organizations. BBN Planet Corporation, which was incorporated in 1994 to pursue certain commercial Internet-related business opportunities, utilizes the Company's experience and technical expertise in computer networking and Internet-related activities (which dates back to 1968 when BBN participated in the design and implementation of the ARPAnet, the foundation of today's Internet). BBN Planet Corporation has expanded through the acquisition of three regional Internet access providers (including NEARnet in June 1993, and BARRNet and SURAnet in fiscal 1995), and its results are included in the Internetworking segment. (See "BBN Planet Corporation" below.)

     - BBN HARK Systems Corporation, a wholly-owned subsidiary of the Company, was established in 1994 (continuing certain of the Company's prior development activities in speech recognition previously residing in the BBN Systems and Technologies Division) to develop and market commercial speech recognition computer software products and services which are marketed primarily to the customer telephony market for call centers and enhanced telephone services applications. Its results are included in the Collaborative Systems and Acoustic Technologies business segment. (See "BBN HARK Systems Corporation" below.)

     - BBN Acoustic Technologies Division, an operating division of the Company formed in July 1995, consolidates BBN's expertise in acoustic and environmental technologies (continuing those activities previously performed by the BBN Systems and Technologies Division). The BBN Acoustic Technologies Division provides structural acoustic, environmental, and noise control consulting services primarily to government customers, and designs and develops Active Noise and Vibration Control products and systems. Its results are reported in the Collaborative Systems and Acoustic Technologies business segment. (See "Acoustic Technologies" below.)

     The Company's strategy is to continue to develop advanced technologies at its BBN Systems and Technologies Division, and to create operating subsidiaries and divisions focused on transforming these technologies into services and products for the commercial and government markets. BBN Software Products Corporation, BBN HARK Systems Corporation, and BBN Planet Corporation all were founded on technologies that were originally developed at the BBN Systems and Technologies Division, and the Division continues to work on a range of advanced technologies. In addition, collaboration among the Company's operating subsidiaries and divisions and its BBN Systems and Technologies Division is designed to expand the opportunities of each for shared customers.

     BBN has in the past sold minority interests in subsidiary companies to outside investors in private transactions. That strategy is expected to continue, as appropriate, with the Company considering from time to time the sale of a minority interest in one or more subsidiary companies to outside investors, including in public sales.

     A significant portion of BBN's revenue continues to be derived from its business with the U.S. government and its agencies, particularly the Department of Defense. The Company's business with the Department of Defense has been adversely affected by reduced defense spending. The Company expects overall defense budgets to continue to decline over the next several years, and anticipates attendant increased competition within the consolidating defense industry. These factors have reduced the Company's U.S. government revenue and operating margins in recent fiscal years, and this trend is expected to continue at least through fiscal 1996, particularly in the Company's defense communications, acoustic technologies, and sensor systems activities. (See "United States Government Contracts" below.)

     BBN conducts its commercial businesses in environments characterized by intense competition, shortened product life cycles, and rapid technological change, which require significant research and development expenditures to develop new products and services to address emerging market requirements and to improve existing products and services. In recent years, the Company's traditional commercial businesses, consisting principally of RS/Series(TM) data analysis software products and X.25 network systems, have been experiencing substantially lower revenue. The Company has discontinued sales of most of its traditional X.25 systems and products, and has substantially eliminated its development efforts and significantly reduced its selling efforts related to this business. In recent periods, the Company has been investing heavily in development of new products, including the LightStream Corporation ATM network switches, Cornerstone(TM) data analysis and visualization software, the T/10(TM) Integrated Access Device ("IAD") for computer networks, and the BBN HARK(TM) speech recognition software. In fiscal 1995, the Company made significant investment in Internet services.

     During the three most recent fiscal years, BBN's operating results have been adversely affected by this high level of investment in new products and services, by declines in the Company's defense communications and acoustic technologies businesses, by substantially lower demand for the Company's traditional X.25 network systems and RS/Series data analysis software products, and by restructuring charges in fiscal 1993 relating to downsizing and staff reductions.

     In January 1995, Cisco Systems, Inc. acquired substantially all of the assets of LightStream Corporation, resulting in a $105 million gain to the Company before taxes and minority interest. The Company's fiscal 1995 results include revenue of approximately $8.4 million and an operating loss of approximately $3.7 million relating to LightStream Corporation's activities (through the date of sale to Cisco in January 1995). (See "LightStream Corporation" below.)

     The Company continues to invest in its commercial businesses, and recorded operating losses for fiscal 1995 at BBN Planet Corporation, BBN HARK Systems Corporation, and BBN Software Products Corporation, as well as decreased operating income at the BBN Systems and Technologies Division. The Company expects to incur significant operating losses at BBN Planet Corporation during fiscal 1996, which is expected to adversely impact the financial performance of the Company. The outlook could also be affected by further expenditures on commercial business opportunities available to the Company. The Company's objective is to achieve increased revenue growth in fiscal 1996. However, this outlook is strongly dependent upon achieving a significant increase in revenue, primarily from BBN Planet Corporation and BBN Software Products Corporation. There can be no assurance that such an increase will be realized. The Company's revenue growth objective is dependent upon market acceptance of BBN Planet Corporation's Internet-related services and BBN Software Products Corporation's offerings; the Company's ability to continue to recruit entrepreneurial marketing and sales leadership, develop a support infrastructure, and establish productive customer relationships, particularly in the commercial marketplace; and the Company's success at maintaining comparable levels of the Company's government business. The implementation of the Company's overall business strategy will continue to require significant additional investment in sales and marketing and product development.

     The Company's business segments represented approximately the following percentages of BBN's total revenue in fiscal 1995, 1994, and 1993:

                                                                          YEAR ENDED JUNE 30,
                                                                         ----------------------
                    PERCENTAGE OF TOTAL BBN REVENUE                      1995     1994     1993
-----------------------------------------------------------------------  ----     ----     ----
Internetworking........................................................   41 %     39 %     39 %
Data Analysis Software.................................................   18 %     18 %     16 %
Collaborative Systems and Acoustic Technologies........................   41 %     43 %     45 %
                                                                         ---      ---      ---
                                                                         100 %    100 %    100 %

     The Company's contracts and subcontracts involving the U.S. government and its agencies represented approximately 58%, 67%, and 62% of BBN's total revenue in fiscal years 1995, 1994, and 1993, respectively.

                                INTERNETWORKING

ADVANCED NETWORK SYSTEMS

     Overview.

     BBN designs, develops, and operates wide-area communications network systems, designs and develops advanced routers and other communications network products, and offers and performs contract research, development, and consulting services, primarily for government organizations and, to a lesser extent, for commercial organizations. (For certain information on the Company's Internet services activities, see generally the discussion under "BBN Planet Corporation" below.)

     For the past several years, BBN has provided network systems and services to the U.S. Department of Defense, including to the Defense Data Network ("DDN"), a common-user data network serving the Department of Defense. In fiscal 1991, the Defense Information Systems Agency ("DISA") awarded BBN a one-year contract in support of the DDN, with up to four one-year optional extensions. The Company is currently performing under the fourth option year of that DDN contract, valued at approximately $15 million, which will continue the Company's existing activities through October 1995. The Company has been awarded a six-month extension of the DDN contract, which will continue these activities through April 1996. The value of this extension award is approximately $7.5 million. The Company does not expect that this activity will continue beyond April 1996, although the Company may compete for follow-on contracts for the DDN, at reduced funding levels.

     BBN provides a range of other network services, systems, and products, for use primarily by the U.S. government under various contracts. BBN provides research, development, hardware, software, and professional services for wide-area networks supporting distributed simulation and training, warfighting simulation, and command and control functionality; advanced Internet routers supporting integrated video, voice, and data requirements; and cryptographic systems and products for sophisticated network security applications.

     The Company's newly organized "Enterprise Networks" commercial consulting services group is currently offering consulting services, strategic analysis and planning, network management, network security, and advanced technology integration for large commercial organizations.

     In March 1995, the Company entered into an agreement with America Online, Inc. ("AOL") to build, maintain, and operate a portion of AOL's nationwide, high-speed, dial-in network. The Company's five-year agreement with AOL, valued at approximately $11 million per year, includes substantial pass-through costs to BBN for telecommunications circuits and other services provided by local and interexchange carriers. In connection with the provision of such services to AOL, the Company has built a Network Operations Center ("NOC") based in Columbia, Maryland. As part of BBN's agreement with AOL, the Company has access to use of the excess capacity of the portion of the network operated by BBN, and BBN has the right to resell such excess capacity. The Company is exploring opportunities to resell such excess capacity, the availability of which is currently limited primarily to business hours.

     Marketing.

     The primary market for BBN's advanced network systems is U.S. government agencies, primarily the U.S. Department of Defense. BBN markets its advanced network systems to government customers both directly and through teaming arrangements with large defense contractors. The general decline in the U.S. Department of Defense budget, coupled with increased competition, are factors that may affect BBN's future success in the government marketplace. (See "United States Government Contracts" below.) The Company is also targeting for its services offerings large commercial organizations with significant existing network infrastructures that need to integrate, migrate, or build new enterprise networks that incorporate emerging internetworking technologies.

     The Company's success in offering advanced network systems is dependent upon the Company's continued ability to recruit, hire, and retain suitable scientific and engineering personnel who possess a high level of technical expertise, knowledge, and experience in the computer networking field.

     Competition.

     Competition in the field of advanced network systems is intense. Government contracts may be awarded either through a sole-source or competitive procurement, although competitive procurements are increasingly common. The market for developing and operating wide-area networks for government agencies is dominated by large companies with substantially greater financial and marketing resources than BBN.

     The Company believes that the primary factors of competition in the government sector are the technical expertise and experience of the supplier, and price. BBN believes that its ability to compete successfully will depend heavily upon the Company's ability to attract and retain employees with a high-level of technical expertise, knowledge, and experience.

     In the commercial marketplace, the Company believes that its success will depend upon BBN Systems and Technologies Division's success in continuing to provide advanced networking consulting and contract research and development services to certain U.S. government customers, including the Advanced Research Projects Agency. These efforts provide the Company with extensive knowledge and expertise relating to future internetworking trends and opportunities. Factors of competition in the commercial sector include the extensiveness of the supplier's consulting capabilities and service offerings, reputation, responsiveness, and to a lesser extent, price.

NETWORK SERVICES AND PRODUCTS

     BBN markets and supports network services and products, as described below.

     BBN's X.25 network systems and products, which are based upon packet-switching technology, include switching equipment, access devices, and network management systems. The Company's X.25 network services and products business has experienced significantly lower revenue for several years. Substantially all of the Company's X.25 network services and products revenue in fiscal 1995 was generated from sales into the Company's existing customer base in connection with the maintenance and support of networks previously installed by BBN. The Company has discontinued sales of most of its traditional X.25 systems and products, and has substantially eliminated its development efforts and significantly reduced its selling efforts related to this business.

     BBN's T/10 IAD is designed to help customers consolidate traffic from their traditional terminal-to-computer and computer-to-computer traffic with newer desktop computing applications over a single enterprise network. The T/10 IAD operates simultaneously as an Internet Protocol router, X.25 packet switch, and async, bisynch, and SNA packet assembler/disassembler, and provides frame relay functionality. To date, revenue from the Company's T/10 IAD activities has been substantially below expectations, and the Company has experienced operating losses in connection with that business. The Company has substantially reduced spending relating to the T/10 IAD from prior year levels.

     The Company's T/10 IAD activities are now being primarily focused on a limited number of reseller and strategic licensing opportunities, and the future success of the T/10 IAD is highly dependent on these opportunities. In July 1995, the Company entered into an agreement with NEC Corporation ("NEC") granting to NEC technology and manufacturing license rights in the T/10 IAD and in the Company's T/40(TM) Video Internet Router (which BBN has under development), and agreed to perform certain development activities in connection with the joint development of a new multi-media access device. The value of the NEC agreement is approximately $4.6 million, $1.9 million of which relates to future development efforts.

     The Company has outsourced most of its manufacturing capabilities for its internetworking products. The Company does not currently maintain a qualified second manufacturing source for the T/10 IAD and certain X.25 network products.

     Field service, consisting of on-site hardware and software maintenance for BBN's products, is provided both directly by BBN and through third party maintenance organizations. The Company maintains dedicated field service personnel at sites in the United States and in a limited number of foreign countries, serving the field service requirements of its U.S. government customers, primarily for the DDN.

     Marketing.

     The market for the Company's X.25 network services and products is primarily BBN's existing commercial customer base. These customers typically require ongoing maintenance, upgrade, operation, or expansion of a private X.25 network system previously installed by the Company. The Company markets its X.25 network services and products both directly and through third party resellers, although the Company has substantially reduced its direct selling and marketing capabilities for X.25 network services and products in recent years.

     Competition.

     The Company believes that the primary factors of competition for X.25 network services and products are functionality, product performance, price, reliability, and experience of the supplier. Several important trends have adversely affected the Company's X.25 network services and products business, including the growth of desktop computing, the widespread installation of LANs, and increased transmission circuit speed and improved circuit quality. These trends have led to market requirements for networking technologies such as routers. The Company is not currently investing in additional development of its
X.25 products.

BBN PLANET CORPORATION

     Overview.

     BBN Planet Corporation ("BBN Planet") provides Internet services to businesses and other organizations by operating a high-bandwidth digital data communications network providing dedicated local access to its customers across the United States. BBN Planet's Internet access services include a range of dedicated leased line connectivity options, network design, implementation, management, monitoring and problem-resolution services. BBN Planet also intends to develop or acquire additional Internet-related value added services. In addition to Internet access services, the Company currently offers managed network security, World Wide Web server hosting, and application development services.

     In June 1993, BBN organized its commercial Internet-related business activities into a new subsidiary which acquired the assets of the New England Academic Research Network ("NEARnet"). This organization, evolving into BBN Planet, has since acquired the business and assets of two additional regional Internet access providers (including BARRNet in 1994 and SURAnet in 1995), expanding its geographical service area and customer base, and supplementing the technical expertise and the approximately 100 employees transferred to BBN Planet from BBN. In addition, BBN Planet has recently hired senior management and marketing personnel.

     BBN Planet's high-bandwidth network utilizes both BBN Planet-owned network points of presence ("POPs") and interconnected frame-relay and switched multi-megabit facilities provided by local exchange and interexchange carriers, in order to make available to its customers local Internet access throughout the United States. BBN Planet is beginning to expand and upgrade its network backbone, in order to meet the anticipated increase in Internet traffic and the demand for high capacity Internet connections. To support its service offerings, BBN Planet maintains a primary network operations center staffed 7 days-a-week, 24 hours per day, as well as two operations support centers that can serve as limited back-up network operations centers in the event of an emergency. Field service staff, consulting service engineers, and applications design personnel are located in regional offices to provide technical sales and customer support.

     Marketing.

     Currently, BBN Planet's customers consist of over 1,300 businesses, universities, and governmental customers. BBN Planet intends to target organizational and business customers, in particular organizations and businesses with extensive customer service and support requirements, including computer and computer software companies, telecommunications companies, high technology companies, consumer-oriented financial services companies, publishers, manufacturers, and professional service firms. BBN Planet currently sells its services through its own sales force and through AT&T Corp. ("AT&T").

     In June 1995, BBN Planet and AT&T entered into a strategic relationship under which BBN Planet is to be the exclusive provider for a period of up to three years of dedicated Internet access and managed network security services to AT&T for resale to customers of AT&T's Business Communications Services division ("BCS") in the United States. During such three year period, as long as BBN Planet is the exclusive provider of dedicated Internet access and managed Internet security services to customers of BCS, BBN Planet is prohibited from providing such services to, or in conjunction with, other telecommunications carriers or on-line service providers. Under the agreement, AT&T provides certain incentives to BBN Planet to develop additional Internet-related value-added services for sale to such customers. BBN Planet will also provide training and sales support and post-sale implementation support to AT&T. The agreement provides AT&T with discounts off of benchmark pricing, based upon comparable pricing to BBN Planet's most favored customers. In addition, either AT&T or BBN Planet may at any time initiate modifications in the benchmark pricing for BBN Planet's Internet access services, as necessary to ensure that BBN Planet's prices remain competitive with the prices charged by other providers of similar services. AT&T's BCS sales force will resell BBN Planet's dedicated Internet access services to AT&T customers. The relationship offers to BBN Planet an opportunity to accelerate the expansion of BBN Planet's Internet access and related value-added services business. AT&T has agreed to purchase the following minimum order amounts of services during the first three years of the agreement: year one, $20 million; year two, $40 million; and year three, $60 million (subject to potential reduction under specified circumstances). In addition, in years 4 and 5 of the agreement, AT&T has agreed, to the extent BCS continues to receive revenue from the sale of dedicated Internet access services, to purchase services from BBN Planet such that in general BBN Planet's revenue from the sale of services to AT&T and AT&T customers in such years is not less than two-thirds and one-third, respectively, of BBN Planet's revenue from the sale of dedicated Internet access services to AT&T and continuing AT&T customers during year 3 of the agreement. AT&T's obligations to purchase a minimum amount of services in years 4 and 5 of the agreement will terminate, among other reasons, if a telecommunications carrier or on-line service provider having the right to appoint a director of BBN or BBN Planet acquires ownership of 15% or more of the outstanding stock of BBN or BBN Planet. In addition to certain other termination provisions, AT&T may cancel the agreement in the event either BBN or BBN Planet merges with, or becomes controlled by, another telecommunications carrier or an on-line service provider and has the right to terminate the exclusivity obligation and to withhold other financial benefits in certain other situations. BBN Planet's performance of the AT&T agreement has been guaranteed by BBN. In July 1995, AT&T Venture Company L.P., a venture capital partnership with AT&T as the sole limited partner, made an $8.0 million investment in BBN Planet.

     Competition.

     The market for Internet services is rapidly expanding, and there are considerable uncertainties as to how the market will develop. The market for Internet access and related value-added services is highly competitive and in general there are no substantial barriers to entry. BBN Planet believes there are certain key marketing considerations in this market, including: price; quality of service; technical expertise; the quality of network backbone and infrastructure; and the quality and scope of sales, marketing, and distribution channels. BBN Planet expects that competition in the market will intensify in the future.

     BBN Planet's current and prospective competitors may, in general, be divided into the following four groups: (1) Internet access providers, such as Performance Systems International, Inc. and UUNET Technologies Inc.; (2) telecommunications companies, such as AT&T, MCI Telecommunications, Inc., Metropolitan Fiber Systems Communications, Inc., Sprint, Inc., regional Bell operating companies, and various cable companies; (3) on-line services providers, such as AOL and CompuServe Incorporated (a division of H&R Block, Inc.); and (4) value-added networks and systems integrators, such as General Electric Information Services and International Business Machines Corporation's Advantis. Many of these competitors have greater market presence and have engineering, marketing, financial, technological, and personnel resources greater than those available to BBN Planet. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can BBN Planet. BBN Planet expects that all of the major online services and telecommunications companies will compete fully in the Internet services market, and that new competitors, including large computer hardware, software, media, and other technology and telecommunications companies, will enter the Internet services market, resulting in even greater competition for BBN Planet.

     As a result of increased competition in the industry, the Company expects to encounter pricing pressure, which in turn could result in significant reductions in the selling price of BBN Planet's Internet access services (including changes to the pricing to AT&T under BBN Planet's agreement with AT&T). In addition, those of BBN Planet's competitors which are telecommunications companies may be able to provide customers with reduced overall communications costs by combining Internet access services with other services, thereby reducing the overall cost of their Internet access services and increasing pricing pressures on BBN Planet. There can be no assurance that BBN Planet will be able to offset the effects of any such price reductions with an increase in the number of its customers, higher revenue from value-added services, cost reductions, or otherwise. There can be no assurance that BBN Planet will have the financial resources, technical expertise, or marketing and support capabilities to continue to compete successfully.

     BBN Planet's success will primarily depend upon the development and expansion of the market for Internet access services and products and the networks which comprise the Internet; the capacity, reliability, and security of its network infrastructure; its ability to develop value-added products and services that meet changing customer requirements or acquire rights to such products and services from BBN or other providers; its ability to attract and retain additional highly qualified management, technical, marketing, and sales personnel; and its ability to manage its growth.

LIGHTSTREAM CORPORATION

     Until January 1995, BBN had invested heavily for several years in the development of networking products based on ATM technology. The Company's ATM development activities were conducted from October 1993 by LightStream Corporation, a BBN subsidiary 80% owned by the Company and 20% owned by UB Networks, Inc. (formerly Ungermann-Bass, Inc.), a wholly-owned subsidiary of Tandem Computers, Inc. Sales of LightStream ATM switches were approximately $1.5 million in fiscal year 1994 and $8.4 million for the six months ended December 31, 1994. Operating losses relating to the LightStream ATM activities were approximately $14.8 million in fiscal year 1994 and $3.7 million for the six months ended December 31, 1994.

     In January 1995, LightStream Corporation sold substantially all of its assets to Cisco Systems, Inc. ("Cisco"), which resulted in a $105.0 million gain to the Company before taxes and minority interest. BBN realized approximately $80 million in cash from this transaction.

     Simultaneous with the sale of LightStream Corporation, BBN entered into an agreement with Cisco providing the Company with significant discounts on the purchase of up to $30 million in Cisco equipment. The Company also formed a strategic alliance with Cisco relating to Internet services. BBN was also selected as a primary provider of Internet access services to Cisco and currently manages part of Cisco's internal network.

                             DATA ANALYSIS SOFTWARE

BBN DOMAIN CORPORATION

     Overview.

     Through its wholly-owned subsidiary BBN Software Products Corporation, the name of which is being changed to BBN Domain Corporation (herein sometimes referred to as "BBN Domain"), the Company develops, markets, and supports data analysis and process optimization software products and services primarily designed for companies in the health and manufacturing industries. The Company's data analysis and process optimization software products embody data management, data analysis, and domain-specific methodologies in visually-oriented, client/server environments.

     BBN Domain's offerings of software products, including RS/Series, Clintrial(TM), Clintrace(TM), Cornerstone, BBN/Probe(TM), and BBN/Patterns(TM) computer software, are described more fully below:

     - RS/Series. The RS/Series of data analysis and visualization software includes RS/1(R), RS/Explore(R), RS/Discover(R), and RS/QCA II(TM) software. RS/1 software is a fully integrated data analysis system used by engineers in manufacturing companies. RS/Explore, RS/Discover, and RS/QCA II software are sold as product options to RS/1 software. Collectively, the RS/Series software is used to monitor and improve processes through the use of data analysis, statistical process control, and design of experiments.

     - Clintrial and Clintrace. Clintrial and Clintrace data management software are health industry applications software products used by pharmaceutical, biotechnology, and medical devices companies, as well as contract research organizations. Clintrial software is designed to support data management of clinical trials, and Clintrace software is designed to unify a company's adverse events processing.

     - Cornerstone. Cornerstone data analysis and visualization software provides integrated data access, visualization, analysis, and presentation of results within a single consistent graphical user interface. Cornerstone software is specifically designed for use on desktop computers in a client/server environment, and operates on workstations and personal computers from a number of manufacturers.

     - BBN/Probe and BBN/Patterns. BBN/Probe and BBN/Patterns software provide recognition, visualization, and analysis of complicated time-series data. BBN/Probe software is used by engineers, primarily in the aerospace and defense industries, to access and analyze complicated time-series data. BBN/Patterns software helps engineers and scientists in the manufacturing and aerospace industries recognize simple to complex signatures in their data streams.

     BBN Domain software products operate on a variety of operating systems, as applicable, including VMS and Open VMS from Digital Equipment Corporation; Windows 3.x, Windows95, and Windows NT from Microsoft Corporation; SunOS from Sun Microsystems; HP-UX from Hewlett-Packard Corporation; and AIX from IBM Corporation.

     The Company's traditional data analysis software products, including mini-computer based versions of the Company's RS/Series software, have been affected over the last several years by a number of market changes, most notably the growth of distributed processing and the associated use of personal computers, workstations, and other desktop computers. As demand for minicomputer-based software has declined, the Company has experienced substantially lower RS/Series software revenue and downward pressure on prices. In response to the trend toward desktop computing, the Company has developed desktop versions of certain RS/Series software products including RS/Series for Windows, and in 1994 the Company introduced Cornerstone software, a desktop-based data analysis and visualization software tool. Sales of Cornerstone software to date have been substantially below expectations. Commencing in fiscal 1995, BBN Domain is more tightly integrating its Cornerstone software with its RS/Series software products to provide platform migration and ease of use for its existing RS/Series customer base, and to provide greater capabilities and flexibility in client/server computing environments.

     Recently, the Company has refocused its traditional data analysis software activities, and now targets customers principally in the health and manufacturing industries. The Company's products are typically used in research, development, and manufacturing operations.

     In fiscal 1995, BBN acquired from IBM the exclusive rights to IBM's Process Analysis Navigation System ("PANS") technology and software for manufacturing processes. The Company is currently integrating and significantly enhancing this methodology and technology with BBN's data analysis and visualization software for manufacturers, and BBN Domain expects to release the resulting product in fiscal 1996. The product is intended to combine data analysis and visualization capabilities with process optimization methodology to assist customers in reengineering on a statistical basis their manufacturing processes to improve productivity in bringing products to market.

     In the health industry, BBN Domain is participating with pharmaceutical companies in the development of new features and functions for its Clintrial clinical data management software for client/server computing environments.

     The Company is increasing its development expenditures at BBN Domain, and is investing in additional sales and marketing personnel. The Company believes that the future success of its data analysis and process optimization software will depend primarily on the development and marketing of software applications that permit operation on personal computers; on continued market acceptance of its health industry software products; on development and acceptance of its PANS manufacturing methodology; and on timely integration of its Cornerstone and RS/Series software.

     BBN Domain also offers maintenance, training, and consulting services to its software customers. Maintenance services consist principally of system updates, new releases, and telephone hotline support. Training is offered both in product use and use of statistical methods embodied in the Company's software products. Consulting services include principally installation, implementation, and customization of BBN's software products for its customers.

     Marketing.

     The primary markets targeted by BBN Domain for its software products are the health and manufacturing industries. In the health industry, the Company's software products are used primarily by administrative and management personnel who are responsible for conducting and managing clinical research, clinical trials, drug safety, and regulatory affairs in the pharmaceutical, biotechnology, and medical devices fields, and contract research organizations supporting such companies. In the manufacturing industry, the Company's software products are used primarily by engineers and management personnel in the semiconductor, electronics, automotive, chemical, and pharmaceutical fields. The manufacturing market is characterized by a need to acquire, analyze, visualize, graph, and report engineering and manufacturing data.

     BBN Domain markets its software products to organizations worldwide. Selling and marketing is done principally through a direct sales force at offices in the United States, Western Europe, and the Pacific Rim. The Company is increasing its international activities, and has recently opened sales offices in the People's Republic of China and Singapore.

     Sales of the Company's health industry software have increased recently. In June 1995, the Company announced that the Pharma Division of Ciba-Geigy Limited will standardize on Clintrial software for its worldwide drug development projects. In addition, in August 1995 the Company announced that Eli Lilly and Company had licensed Clintrial and Clintrace software to help standardize its clinical data management processes. However, the market for Clintrial and Clintrace software is primarily pharmaceutical, biotechnology, and medical devices companies and contract research organizations. Accordingly, the Company's ability to continue to sustain revenue growth from its health industry software is dependent upon the continued development by the Company of enhancements and new product offerings for its limited customer base.

     Competition.

     BBN Domain's software for the health and manufacturing industries competes principally with customized software solutions developed by in-house programmers for internal use by corporations. Many of the companies using in-house systems are also clients of the Company. The Company believes that there is currently no other company offering a similar level of integrated process optimization solutions to companies in the manufacturing industry, but many competitors do offer discrete software products that improve a company's processes. BBN Domain's principal competition for data analysis and visualization software products from non-in-house suppliers is from statistical software packages offered by independent software vendors and, to a lesser degree, by spreadsheet vendors whose products are widely used in business and technical environments for data organization, simple statistics, and graphics. Several of these packages are marketed by organizations with established reputations and with financial and marketing resources greater than those of BBN.

     BBN Domain believes that competition in the data analysis and visualization software market is primarily based upon the quality, features, price, ease-of-use, and support offered by a particular product. In addition to providing the sophisticated statistical functionality required to analyze and visualize complex technical data, BBN Domain believes that its products provide the market with a higher level of functional integration than is generally available from most competitors. However, there are significant portions of the overall market which do not need the level of functional integration which is embedded within the Company's applications software products.

                COLLABORATIVE SYSTEMS AND ACOUSTIC TECHNOLOGIES

COLLABORATIVE SYSTEMS

     Overview.

     BBN designs, develops, and markets collaborative systems, primarily in the fields of distributed computing, speech and language processing, and education technology. In each of these fields, BBN offers customized solutions to complex problems.

     In the field of distributed computing, the Company offers research, development, and consulting services, primarily to government agencies, to develop and implement advanced systems in the area of human-computer applications, integrating advanced computing, expert systems, and artificial intelligence capabilities. The Company has designed and built intelligent systems for a number of government customers, including the U.S. Army (mission-critical intelligent system for logistics planning) and the U.S. Advanced Research Projects Agency (distributed collaborative planning systems for joint task force operations).

     In the field of speech and language processing, the Company offers research, development, and consulting services, primarily to government customers, relating to speech recognition, natural language processing, spoken language systems, and text processing. For example, under contract to the U.S. Advanced Research Projects Agency, the Company is developing interactive spoken language systems enabling military personnel to interface efficiently and effectively with intelligent computer applications. (The Company's commercial speech recognition activity is carried on primarily through BBN HARK Systems Corporation. See "BBN HARK Systems Corporation" below).

     In the field of education technology, BBN offers a variety of research, development, and consulting services, primarily to government organizations such as the National Institutes of Health and the National Science Foundation, and to public and private educational institutions. For example, under contract to the New American Schools Development Corporation, the Company has developed and is assisting in the implementation of the "Cooperative Networked Educational Community for Tomorrow" (Co-NECT(TM)) School Design program, utilizing computer and networked communications technology as part of a project-based curriculum. In fiscal 1995, the Company announced an agreement with the Dade County Public School system to assist in the creation of three model middle schools in the Miami, Florida area.

     The Company also designs, develops, and markets collaborative systems in the fields of advanced command and control, cognitive sciences and systems, intelligent systems, and underwater simulation.

     Marketing.

     Large government and commercial organizations face increasingly complex challenges, including around-the-clock operations, globally dispersed operations, and rapid response requirements. Effective computer-based solutions to these challenges require transition from centralized, isolated computing focused on managing information to connected, collaborative computing focused on using information (including real time data capture), communications across heterogeneous platforms and networks, and rapid analysis and reporting. The systems and products provided by the Company to address these challenges are called "collaborative systems".

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

     BBN faces competition from a large number of organizations, many of which have substantially greater financial resources and larger technical staffs than BBN. Competitors include corporations and non-profit organizations (including non-profit federal contract research centers) that may derive a substantial portion of their revenue from research and development contracts with the U.S. government and its agencies. In addition, some government agencies have internal research departments that may perform some of the services offered by BBN, although the Company's services generally supplement the capabilities and talents available within such agencies. Increased competition for its collaborative systems and services has had an adverse impact on the Company's profit margins. Information as to the Company's U.S. government contract activities may be found in the section captioned "United States Government Contracts" below.

BBN HARK SYSTEMS CORPORATION

     Overview.

     Through its wholly-owned subsidiary, BBN HARK Systems Corporation ("BBN HARK"), the Company develops, markets, and supports commercial speech recognition computer software products and services, which are marketed primarily to the customer telephony market for call centers and enhanced telephone services applications. The foundation of the Company's commercial speech recognition software-based solutions is the BBN HARK Recognizer software product, which provides speaker independent, continuous speech recognition based on a scalable, client/server architecture. The BBN HARK Recognizer is a software-only system that operates on a number of standard workstations and personal computers equipped with a standard audio interface, without additional specialized digital signal processing hardware. The Company also provides contract research and development services to commercial customers to develop and implement customized speech recognition-based software applications. BBN HARK is an early-stage company which is currently incurring operating losses.

     Marketing.

     The market for commercial speech recognition products and services consists of two principal market segments, the customer telephony market (focused on speech recognition capabilities for call centers and enhanced telephone services) and the desktop speech market (focused on speech recognition capabilities for operating system and applications software for desktop computers and dictation systems). The principal market currently targeted by the Company for its speech recognition products and services is the telephony call center market. Potential customers for BBN HARK speech recognition products and services include companies that interact with their customers through call centers in a variety of fields, including the telephone, travel, transportation, financial services, and health care industries, for a range of applications, including customer service, reservations, sales and direct marketing, help desk, product support, collection, fundraising, and dispatch.

     The Company markets and sells its commercial speech recognition products and services through a combination of direct and indirect channels, principally in the United States. Currently, the Company has only modest direct sales capabilities for its speech recognition products and services. In addition to utilizing a direct sales force, the Company intends to establish multiple distribution channels with telephony and computer hardware platform providers, systems integrators, and value-added resellers.

     In July 1995, the Company announced a distribution agreement for its speech recognition software with IBM and a pilot program with AT&T for application of the BBN HARK software in networked telephony applications. During fiscal 1995, the Company also entered into an agreement with Time Warner Cable to develop systems design for integrating speech recognition into Time Warner's prototype interactive cable services, to be deployed in the later phases of a field trial in Orlando, Florida.

     The Company's speech recognition software products are currently available only in English-language versions, and are currently marketed primarily to commercial organizations in the United States.

     Computer speech recognition is an emerging market. Although the Company expects that the telephony call center market segment presents greater opportunities for the Company's speech recognition products and services than the desktop speech market segment, there currently exists only a limited market demand. In addition, the sale of the Company's speech recognition products and services is characterized by long sales cycles, often including a lengthy small-scale "pilot" test phase. Accordingly, the Company's success in the commercial speech recognition marketplace will depend heavily upon the development of market demand for large vocabulary speech recognition capabilities; the ability of the Company to sustain technological superiority, ease-of-use, and cost-competitiveness for its speech recognition products and services; the development of third party applications incorporating the BBN HARK speech recognition technology; and the establishment of productive distribution channels (including strategic alliances) on a timely basis.

     Competition.

     The primary factors of competition for commercial speech recognition products are the availability of appropriate end-use applications, technological capabilities of the product (including speed, reliability, accuracy, features, programmability, and ease-of-use), price, technical and support system engineering services, and experience and reputation of the supplier.

     The Company competes against other providers of commercial speech recognition products and systems in the telephony and desktop markets. Although the Company believes its technical resources compare favorably with its competition, some competitors have established reputations and financial, marketing, and distribution resources substantially greater than those of BBN, and accordingly there can be no assurance of success in this highly competitive market.

ACOUSTIC TECHNOLOGIES

     Overview.

     BBN performs contract research, development, and consulting services primarily for U.S. government agencies in the defense application fields of sonar, submarine, surface ship, and ocean environmental acoustics; signal and information processing; shock and vibration analysis; marine systems; radar cross-section reduction; materials engineering; and psychoacoustics.

     BBN, through its BBN Acoustic Technologies Division, also is exploring commercial applications for active noise and vibration control ("ANVC") products and systems. Active control of noise and vibration is accomplished by introducing one or more secondary sources of noise and vibration to generate "anti-waves" that significantly reduce the original disturbance.

     The market for acoustic technologies with defense applications has changed dramatically in recent years. The end of the Cold War has led to the cancellation or reduction in scope of a number of large procurements. In addition, the Department of Defense is placing increased emphasis on research, development, training, and evaluation, often stopping short of full-scale production of a system until necessary. The Company experienced an approximately 30% decline in defense acoustic technologies revenue for fiscal year 1995 as compared to the prior fiscal year. In light of these changes, BBN believes its ability to sustain revenue in the acoustic technologies business area will depend on continued program funding for acoustic systems by the U.S. government, and an increase in commercial customer revenue, particularly in connection with ANVC systems.

     Marketing.

     The primary customers for BBN's acoustic technologies consist of the U.S. Navy, the U.S. Advanced Research Projects Agency, anti-submarine warfare prime contractors, and the National Aeronautics and Space Agency.

     BBN markets its defense acoustic technologies capabilities to customers both directly and, in connection with some large government procurements, through teaming arrangements with large defense contractors. Periodically, government agencies issue requests for proposals or broad-area announcements seeking suppliers with specific technology skills and BBN often can respond to these requests. Alternatively, the Company may propose systems-related work to government agencies. The Company also may be invited to bid, or may seek to team with one or more companies bidding, on a larger procurement of which a system or subsystem within BBN's field of expertise is one component.

     The Company is now targeting certain of its acoustic technologies capabilities to commercial customers, primarily in the ANVC area. The market for ANVC products and systems is slowly emerging, and manufacturers in the automotive, aerospace, industrial equipment, and consumer products industries are exploring applications of ANVC technology. This market is characterized by a need to control noise and vibrations produced by systems such as automobiles, airplanes, machine tools, commercial HVAC Systems, mining and construction machinery, and office equipment. Company revenue from such commercial customers has not been significant to date. In connection with the marketing of ANVC products and systems, the Company is seeking to augment its direct sales capabilities through the establishment of strategic alliances and other distribution channels.

     Competition.

     The primary factors of competition for acoustic technologies are superior technical expertise, experience of the supplier, and price.

     Competition in the field of acoustic technologies with defense applications is dominated by large defense contractors with substantially greater financial and marketing resources than BBN. In major programs, where BBN's technical expertise supports the allocation to BBN of a portion of the work, BBN typically teams with a large defense contractor. In teaming arrangements where BBN acts in a subcontractor capacity, BBN relies heavily on the effectiveness of its prime contractor to win a given award. In defense-related areas, the Company anticipates that competition will continue to be intense. (See also "United States Government Contracts" below.)

     The ANVC systems market is slowly emerging, and a number of manufacturers are developing in-house ANVC applications. In addition, some competitors have been actively pursuing patent rights in certain segments of ANVC technologies, which could impact the Company's ability to compete in certain areas of the commercial ANVC market.

SENSOR SYSTEMS

     Overview.

     BBN designs, develops, and markets underwater acoustic sonar and prototype sensor systems, both fixed and mobile, primarily for U.S government agencies. BBN combines experience in acoustics, signal analysis, and information processing, to develop major sensor systems, from initial concept through full-scale engineering development and deployment.

     BBN is currently teamed with Loral Federal Systems to perform engineering and development services in connection with two U.S. Navy procurements, the Fixed Distributed System Shore Signal and Information Processing Segment ("FDS SSIPS") program and the Advanced Deployable Systems ("ADS") program. Both the FDS SSIPS and ADS programs are components of the U.S. Navy's Integrated Underwater Surveillance System. In connection with the FDS SSIPS program, BBN's role has been to define the overall operational concept for FDS SSIPS, and to provide software development and operational training. BBN expects to perform a similar role in connection with the ADS program. Although the scale of the FDS SSIPS program has been reduced since its inception, the Company currently believes that it will continue to be involved in the FDS SSIPS program for several more years. The award of the ADS program to the BBN/Loral team is currently the subject of a bid protest. While there exists some uncertainty over the U.S. government's long-term level of funding for the FDS SSIPS and ADS programs, the Company believes that the U.S. Navy will continue to fund development programs for its underwater surveillance system. (See "United States Government Contracts" below.)

     Marketing.

     The primary customers for BBN's sensor systems consist of the U.S. Navy and the Advanced Research Projects Agency. BBN markets its sensor systems to customers both directly and through teaming arrangements with large defense contractors. Periodically, government agencies issue requests for proposals or broad-area announcements seeking suppliers with specific technology skills and BBN often can respond to these requests. Alternatively, the Company may propose systems-related work to government agencies. The Company also may be invited to bid, or may seek to team with one or more companies bidding, on a larger procurement of which a system or subsystem within BBN's field of expertise is one component.

     The market for sensor systems has changed dramatically in recent years. The end of the Cold War has led to the cancellation or reduction in scope of a number of large sensor systems procurements. In addition, the Department of Defense is placing increased emphasis on research, development, training, and evaluation, often stopping short of full-scale production of a system until necessary. BBN believes its ability to sustain revenue in this business area will depend on continued contract research and development and program funding for underwater sensor systems by the U.S. government.

     Competition.

     The primary factors of competition for sensor systems are superior technical expertise, experience of the supplier, and price.

     Competition in the field of sensor systems is dominated by large defense contractors with substantially greater financial and marketing resources than BBN. In major programs, where BBN's technical expertise supports the allocation to BBN of a portion of the work, BBN typically teams with a large defense contractor. In teaming arrangements where BBN acts in a subcontractor capacity, BBN relies heavily on the effectiveness of its prime contractor to win a given award. In connection with contract research and development activities, the Company occasionally contracts directly with the U.S. government. In defense-related areas, the Company anticipates that competition will continue to be intense. (See also "United States Government Contracts" below.)

SIMULATION SYSTEMS

     Until April 1993, BBN designed, marketed, built, and supported distributed simulation systems, combining computer image generators with networking capabilities, primarily for tactical team training. BBN's customers included the U.S. Army (through the SIMNET program) and the German Army (through the AGPT program under a subcontract with Wegmann & Co. GmbH). In April 1993, in view of ongoing capital requirements and an uncertain sales outlook, the Company sold the fixed assets, inventory, and technology of its simulation systems business, and transferred more than one hundred employees of that business, to a subsidiary of Loral Corporation. The results of the Company's former simulation systems business are included as appropriate in the Collaborative Systems and Acoustic Technologies business segment.

                              PRODUCT DEVELOPMENT

     The Company's commercial businesses are characterized by rapid technological change, which requires continued research and development expenditures by the Company to improve its existing products and services, and to develop new software and hardware products and new services to address emerging market requirements. The Company has incurred substantial internally funded research and development costs, including $25,306,000, $23,306,000, and $34,048,000 in fiscal 1995, 1994, and 1993, respectively.

     In fiscal 1995, the largest portion of the Company's internally funded research and development spending was directed principally toward data analysis and process optimization software products at BBN Domain (see

"BBN Domain Corporation"). The Company's continued significant investment in research and development is dependent upon the timely market acceptance of its new products.

     Additional information as to the research and development activities of the Company may be found on pages 27 and 29, and on page 39 under the caption "Research and Development Costs" in the Notes to Consolidated Financial Statements below.

                       UNITED STATES GOVERNMENT CONTRACTS

     During fiscal 1995, 1994, and 1993, approximately 58%, 67%, and 62%, respectively, of BBN's total revenue was derived from contracts and subcontracts involving the U.S. government and its agencies. In fiscal 1995, approximately $106,000,000 were sales pursuant to contracts funded through the Department of Defense. Of these sales, contracts sponsored by three agencies of the Department of Defense (under several programs in each case) contributed approximately $42,000,000, $19,000,000 and $19,000,000, respectively.

     The U.S. government accounted for approximately the following percentages of revenue in each of the Company's current business segments in fiscal 1995, 1994, and 1993:

                                                                          YEAR ENDED JUNE 30,
                                                                         ----------------------
                 PERCENTAGE OF U.S. GOVERNMENT REVENUE                   1995     1994     1993
-----------------------------------------------------------------------  ----     ----     ----
Internetworking........................................................   50%      64%      72%
Data Analysis Software.................................................    2%       4%       4%
Collaborative Systems and Acoustic Technologies........................   91%      96%      74%

     The decreased percentage of U.S. government revenue in the Internetworking business segment for fiscal 1995 reflects increased revenue in BBN's commercial Internetworking subsidiaries (BBN Planet Corporation and LightStream Corporation), as well as decreased advanced network systems revenue. The decreased percentage of U.S. government revenue in the Collaborative Systems and Acoustic Technologies business segment for fiscal 1995 reflects increased revenue in the Company's commercial speech subsidiary BBN HARK.

     The decreased percentage of U.S. government revenue in the Internetworking business segment for fiscal 1994 reflects decreased advanced network systems revenue due to the substantial completion of the Company's Mobile Subscriber Equipment program under subcontract with GTE Government Systems, and lower revenue in connection with the Company's DDN contract. The increased percentage of U.S. government revenue in the Collaborative Systems and Acoustic Technologies business segment for fiscal 1994 reflects the fiscal 1993 sale of the Company's simulation systems business (which had significant non-U.S. government revenue in fiscal 1993). (See "Advanced Network Systems" and "Simulation Systems" above.)

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

     The majority of BBN's revenue from the U.S. government and its agencies is pursuant to contracts priced on a cost-plus-fixed-fee basis, under which the government reimburses the contractor for its allowable costs (within the contractual terms and conditions) and pays the contractor a negotiated fee.

     Many of the government programs in which the Company participates as a contractor or subcontractor may extend for several years, but they are normally funded on an annual basis. The Company's government contracts and subcontracts are subject to reduction or modification in the event of changes in the government's requirements or budgetary constraints. Government curtailment of expenditures for systems or services of the type sold by the Company in the internetworking or collaborative systems and acoustic technologies fields can have an adverse impact on BBN's revenue and results from operations. The Department of Defense intends to make increasing use of the commercial off-the-shelf ("COTS") policy in acquiring high technology systems for certain non-combat related applications, and BBN's participation in such programs would be dependent upon its ability to supply such COTS equipment on a cost-effective basis.

     The Company, like other companies doing business with the Department of Defense, has been adversely affected by reduced defense spending and expects this general decline and attendant increased competition within the defense industry to continue over the next several years. Uncertainty continues to exist on the size and scope of reductions in future defense budgets and their impact on the Company's defense-related business. Further, there is the possibility that funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. These factors have reduced the Company's U.S. government revenue and operating margins in recent fiscal years, and this trend is expected to continue in fiscal 1996, particularly in the Company's defense communications, acoustic technologies, and sensor systems activities.

     The Company anticipates that competition in all defense-related areas will continue to be intense. Accordingly, the Company is experiencing competitive pressure which is reducing profitability and decreasing government revenue, particularly in the defense communications and acoustic areas. In addition, the Company expects that the consolidation of large defense contractors into a smaller number of very large, diverse organizations will continue, and that this will result in additional competitive pressure.

     The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"); such audits can result in adjustments to contract billings. Final contract billing rates have been established for years through fiscal 1991, except for the Company's former BBN Communications activities for which final contract billing rates have been established only through fiscal 1984. BBN expects that any adjustments which may be made as a result of audits of fiscal years 1985 through 1995 of the Company will not have a material adverse effect on the Company's results of operations.

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

     In April 1991, the Company was informed that it was the subject of an investigation by U.S. government agencies of its compliance with certain government procurement policies and practices. No allegations were made by the government agencies and the Company was informed in August 1995 that the investigation had been concluded. The audit of the Company's former BBN Communications activities by the DCAA for fiscal years 1985 through 1993, which was delayed as a result of the investigation, is currently in process. U.S. government revenue for the Company's former BBN Communications activities, during the nine year period under audit, represented approximately 40% of the Company's total U.S. government revenue.

                                    BACKLOG

     BBN's backlog of orders at June 30, 1995 and June 30, 1994 was approximately $213,000,000 and $158,000,000, respectively. The increased backlog at June 30, 1995 compared to June 30, 1994 particularly reflects the backlog from a contract with America Online, Inc. ("AOL") in the Internetworking business segment. This AOL agreement is valued at approximately $55,000,000 over a five-year period, and includes substantial pass-through revenue to BBN for telecommunications circuits and other telecommunications services. The backlog at June 30, 1995 does not include minimum order amounts for Internet services under BBN Planet's agreement with AT&T. Under that agreement, AT&T has agreed to purchase from BBN Planet a minimum of $120,000,000 of services over three years (subject to potential reduction under specified circumstances). For additional information about the AT&T agreement with BBN Planet, see "BBN Planet Corporation" above.

     The backlog at June 30, 1995 includes approximately $55,000,000 of funded U.S. government orders (expenditures appropriated by Congress), approximately $60,000,000 of unfunded government orders, and approximately $98,000,000 of commercial orders (approximately $55,000,000 of which is under the AOL agreement). The amounts include estimates relating to customer-requirements contracts, and to long-term contracts of a cost-reimbursement nature. Assuming no terminations, cancellations, or changes, and completion of orders in the normal course, BBN estimates that approximately 60% of the June 30, 1995 backlog relates to work expected to be performed during fiscal 1996.

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

     Backlog is not a significant factor at BBN Domain (where the majority of products are shipped almost immediately after receipt of an order). BBN HARK has a small backlog in connection with certain custom development contracts, although currently such backlog is not material.

                         PATENTS AND PROPRIETARY RIGHTS

     The Company utilizes appropriate patent, trademark, copyright, and other proprietary rights procedures to protect its commercial products, and has applied for a limited number of patents in connection with certain recent development activities at the Company's BBN Systems and Technologies Division (principally in the Collaborative Systems and Acoustic Technologies segment), and at its BBN Domain and BBN HARK subsidiaries. However, although BBN owns a limited number of patents, none are of significant value to the Company's current business.

     The Company believes that certain of its commercial competitors, many of whom have significantly greater financial, technical, and legal resources than the Company, are actively seeking patent protection in connection with their new products and technologies and that there has recently been a general increase in patent activity by others in each of the commercial business segments in which the Company conducts its business. In response, the Company has increased its patent activity. However, the Company's patent efforts cover a wide range of technologies, and it is probable that a competitor in any one technology can outspend the Company's patent program in that area. The Company believes that the award of patent rights to a competitor could have an adverse material impact on the ability of BBN to conduct its business activities in areas covered by any such patent award. However, the Company is not currently aware of any patents or patent applications that impact or are likely to impact materially the ability of BBN to conduct its current business activities.

     It may be possible for commercial competitors to replicate aspects of BBN's products and services even though BBN regards such aspects as proprietary. However, BBN currently believes that, in general, due to the rapid pace of technological change in its commercial businesses, patent or other formal protection of proprietary information is less significant than the knowledge and experience of BBN personnel and the ability of BBN to develop, enhance, and market its products and services.

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

                                   EMPLOYEES

     As of September 14, 1995, the Company employed approximately 2,000 persons, a majority of whom are professional or technical persons having high levels of education, training, and skill in the areas in which the Company operates. BBN's domestic employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are excellent.

     Recently, there have been a number of management changes at the Company. In January 1994, George H. Conrades became president and chief executive officer of the Company, succeeding Stephen R. Levy who continued as chairman of the board. BBN has named new presidents to each of its three operating subsidiaries and to one operating division in the last fifteen months, including John T. Kish, Jr. at BBN Software Products Corporation (June 1994), Julie R. Donahue at BBN HARK Systems Corporation (October 1994), Paul R. Gudonis at BBN Planet Corporation (November 1994), and David N. Campbell at BBN Systems and Technologies Division (July 1995).

     A number of senior executives have left the Company in the last fifteen months. These include Frank Heart, former president of the Company's BBN Systems and Technologies Division, who retired in July 1994 after 28 years with the Company; W.B. Barker, former senior vice president of the Company, who left in January 1995 after 26 years with the Company; and David C. Walden, former senior vice president of the Company, who left in January 1995 after 24 years with the Company. In addition, Stephen R. Levy, Chairman of the Board and former chief executive officer of the Company, has announced his retirement as an officer and employee of the Company after 29 years of service, effective November 6, 1995.

     BBN, along with other high-technology companies, faces competition in hiring and retaining skilled technical, professional, marketing, and sales personnel. In certain areas, such as emerging technologies and marketing, the supply of such people is limited. The Company believes that its future success depends in part upon its ability to attract and retain such personnel. The Company is actively recruiting for a number of marketing, product management, and sales positions throughout the Company.

                                  EXPORT SALES

     Export sales by the Company in fiscal 1995 were concentrated in the data analysis software and network services and products areas. Revenue in fiscal 1995, 1994, and 1993 included U.S. export sales of $24,000,000, $27,300,000, and
$51,100,000, respectively. These figures include U.S. export sales relating to the Company's former simulation systems business of approximately $19,000,000 in fiscal 1993.

     The Company's foreign operations, which are conducted in Western Europe and the Pacific Rim, consist largely of sales and marketing activities for the Company's commercial products. In the countries in which BBN focuses its export sales activities, the Company knows of no unusual risks. Under certain circumstances, however, the export of the Company's products and services requires the express authorization of U.S. government agencies. Foreign sales of the Company's applications software products, including its data analysis software and speech recognition software products, are impacted by the current unavailability of foreign language versions.

     The Company enters into foreign exchange contracts to hedge certain of its exposures to foreign currency fluctuations against the U.S. dollar. Such contracts are with large banking institutions, and are based upon a direct, non-multiple relationship between the dollar and the foreign currency being hedged (primarily the British pound, the German mark, the Japanese yen, and the French franc). At June 30, 1995 and 1994, BBN had foreign exchange contracts to sell $950,000 and $750,000, respectively, of foreign currencies. To date, the Company has not repatriated significant foreign currencies, the level of Company sales denominated in non-US currencies has not been material to the Company, and the impact of foreign exchange rate changes on the Company's financial statements has not been material.

                               INDUSTRY SEGMENTS

     Financial information with respect to the Company's activities in its three industry segments may be found in the section captioned "Segment Information" appearing in the Notes to the Consolidated Financial Statements below.

ITEM 2.  PROPERTIES.

     The Company's executive offices, its primary research, development, and consulting facilities, and the majority of its computer, laboratory, and manufacturing facilities are currently located in its Cambridge, Massachusetts complex, which contains approximately 641,600 square feet of building space, of which approximately 106,800 square feet is currently leased or subleased by the Company to unaffiliated parties. Approximately 122,700 square feet of the Cambridge, Massachusetts complex is owned by the Company; the remaining space is leased by the Company, primarily under long-term leases granting the Company the option to extend the lease. The Company also has first refusal rights and/or options to purchase most of the leased space. The aggregate rental to be paid by the Company for all its leased Massachusetts facilities, net of sublease income and including taxes and certain operating expenses, will be approximately $8,800,000 in fiscal 1996.

     The Company also leases, on a short-term basis, office space at 24 other domestic locations containing an aggregate of approximately 156,800 square feet of space, net of subleases. The aggregate rental to be paid by the Company for such locations, net of sublease income and including taxes and certain operating expenses, will be approximately $2,600,000 in fiscal 1996.

     The Company also occupies office space in 7 foreign countries, containing an aggregate of approximately 31,000 square feet of space, net of subleases. The aggregate rental to be paid by the Company for such office space, net of sublease income and including taxes and certain operating expenses, will be approximately $1,800,000 in fiscal 1996.

     The Company believes that its facilities and equipment are well maintained and are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to shareholders of the Company during the fourth quarter of fiscal 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, the age of each, and the period during which each has served in his or her current office are as follow:

                                                                                      CONTINUOUSLY
                                                                                       IN SUCH
                                                                                        OFFICE
                NAME                    AGE                    OFFICE                   SINCE
-------------------------------------   ----   -------------------------------------------------
George H. Conrades...................    56    President and Chief Executive Officer  1994/1994
Stephen R. Levy......................    55    Chairman of the Board of Directors        1983
Ralph A. Goldwasser..................    48    Senior Vice President, Chief Financial 1991/1992/
                                               Officer, and Treasurer                    1991
David N. Campbell....................    53    Senior Vice President                     1995
Julie R. Donahue.....................    36    Vice President                            1994
Paul R. Gudonis......................    41    Vice President                            1994
John T. Kish, Jr.....................    39    Vice President                            1994
William S. Hurley....................    51    Vice President and Controller          1992/1992

     All of the executive officers except Messrs. Levy and Goldwasser have been employed by the Company in their current or other capacities for less than the past five years.

     Mr. Conrades has been the President and Chief Executive Officer of the Company since January 1994. Prior to that time, he had been employed for over 30 years at International Business Machines Corporation. During his employment with IBM, Mr. Conrades held a number of marketing-management and general-management positions, including most recently senior vice president, corporate marketing and services and general manager of IBM United States, with responsibility for all of that company's customer-related operations in the United States, including hardware, software, maintenance, and services. Mr. Conrades retired from IBM in March 1992, and since that time and prior to his appointment as President of the Company, Mr. Conrades was consulting in venture capital businesses and was on the board of directors of several small technology ventures, including the board of LightStream Corporation, a subsidiary of the Company. Mr. Conrades is also a director of Westinghouse Electric Corporation, Pioneer Companies, Inc., and CRA Managed Care, Inc., and is chairman of the board of the Company's operating subsidiaries, including BBN Planet Corporation, BBN Software Products Corporation, and BBN HARK Systems Corporation.

     Mr. Levy, Chairman of the Board and former chief executive officer of the Company, has announced his retirement as an officer and employee of the Company after 29 years of service, effective November 6, 1995.

     Mr. Campbell was elected Senior Vice President of the Company in July 1995, and has served as President of the Company's BBN Systems and Technologies Division since that time. Prior to that time, he was with Computer Task Group, Incorporated, an international integrated information technology services company, from 1968 to 1994, most recently serving as its chairman and chief executive officer, responsible for the Company's approximately 4,500 employees. Mr. Campbell is a director of the Company's operating subsidiaries, including BBN Planet Corporation, BBN Software Products Corporation, and BBN HARK Systems Corporation. Mr. Campbell is also a director of Dunlop Tire Corp., First Empire State Corporation, Gibraltar Steel Corp., and National Fuel Gas Company.

     Ms. Donahue was elected Vice President of the Company in October 1994, and has served as President and Chief Executive Officer of BBN HARK Systems Corporation, a subsidiary of the Company, since that time. Prior to joining the Company, she was president and chief operating officer of Voice Processing Corporation, a speech recognition board manufacturer with approximately 60 employees, serving from August 1993 to September 1994. Prior to that, Ms. Donahue was senior vice president, marketing and business development at Dun & Bradstreet Software Services, Inc., where she was responsible for strategic planning, mergers and acquisitions, marketing, and channel development. Ms. Donahue has also held management positions at Cullinet Software and Motorola/Four Phase Systems. Ms. Donahue is a director of BBN HARK Systems Corporation.

     Mr. Gudonis was elected Vice President of the Company in November 1994, and has served as Chief Executive Officer and President of BBN Planet Corporation, a subsidiary of the Company, since November 1994 and January 1995, respectively. From October 1990 to October 1994, Mr. Gudonis worked at Electronic Data Systems Corporation ("EDS"), a worldwide provider of information technology services, most recently as vice president and general manager -- international of its Communications Industry Group. At EDS, Mr. Gudonis was responsible for building a global division of EDS serving the telecommunications and media industries. Mr. Gudonis had worldwide financial responsibility for this division, which directed the activities of approximately 400 EDS employees in over 20 countries. Prior to that, Mr. Gudonis worked at Appex Corporation, a provider of software and services to the cellular phone industry, from 1989 to October 1990, most recently as a senior vice president and general manager. Appex Corporation was acquired by EDS in October 1990. Mr. Gudonis is a director of BBN Planet Corporation.

     Mr. Kish was elected Vice President of the Company in August 1994, and has served as President and Chief Executive Officer of BBN Software Products Corporation, a subsidiary of the Company, since June 1994. Prior to joining BBN, Mr. Kish had been employed for approximately five years at Oracle Corporation in a number of senior management positions, including vice president, desktop division, and most recently as senior vice president, business development, with a staff of approximately 150 employees. After leaving Oracle in 1993 and prior to joining BBN, Mr. Kish provided management consulting, and development services for the telecommunications, entertainment, financial, and information services industries. Mr. Kish is a director of BBN Software Products Corporation.

     Mr. Hurley joined BBN in March 1992 as Vice President and Controller of the Company. Prior to joining BBN, Mr. Hurley had worked for approximately 19 years at Wyman Gordon Co., a manufacturer of forgings, investment castings, and advanced composite structures. At Wyman Gordon, Mr. Hurley served in various management positions in the accounting and finance areas, including most recently as vice president and controller from 1988 to 1992. Mr. Hurley has announced his resignation from the employ of the Company, effective October 6, 1995.

     Each of the chairman, president, and treasurer has been elected to hold office until the first meeting of the directors following the next annual meeting of shareholders and until his or her successor is chosen and qualified, and each other executive officer has been elected to his or her described office to hold office until the first meeting of directors following the next annual meeting of shareholders.

     None of the directors or executive officers of the Company has any relationship to any other director or executive officer of the Company or its subsidiaries, by blood, marriage, or adoption, not more remote than first cousin.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Registrant's shares of Common Stock are traded under the symbol "BBN" primarily on the New York Stock Exchange, and to a lesser extent on the Boston, Cincinnati, Midwest, Pacific, and Philadelphia exchanges. The Registrant's 6% Convertible Subordinated Debentures due 2012 are traded under the symbol "BBN12" on the New York Stock Exchange. Options in the Registrant's Common Stock are traded on the Chicago Board Options Exchange.

     Quarterly information related to high and low sales prices for the Registrant's Common Stock may be found under the caption "Quarterly Financial Data (Unaudited)" appearing on page 46.

     Information related to holders of the Registrant's Common Stock and as to dividends paid on the Registrant's Common Stock may be found under the caption "Item 6. Selected Financial Data" below.

ITEM 6.  SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY

  DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA       1995         1994         1993         1992         1991
---------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Revenue........................................  $  215,031   $  196,104   $  233,453   $  257,966   $  270,628
                                                 --------------------------------------------------------------
Income (loss) from operations1.................  $  (18,814)  $   (8,444)  $  (32,323)  $    6,878   $    5,137
Interest and other income (expense), net2......      97,441          620           59       (2,725)       4,065
                                                 --------------------------------------------------------------
Income (loss) before income taxes and
  extraordinary item...........................      78,627       (7,824)     (32,264)       4,153        9,202
Provision for income taxes.....................      13,783                                                 151
                                                 --------------------------------------------------------------
Income (loss) before extraordinary item........      64,844       (7,824)     (32,264)       4,153        9,051
Extraordinary item3............................                                              3,648          467
                                                 --------------------------------------------------------------
Net income (loss)..............................  $   64,844   $   (7,824)  $  (32,264)  $    7,801   $    9,518
                                                 --------------------------------------------------------------
Per-share amounts:
Income (loss) before extraordinary item........  $     3.61   $    (0.48)  $    (2.05)  $      .24   $      .49
Extraordinary item3............................                                                .22          .03
                                                 --------------------------------------------------------------
Net income (loss)..............................  $     3.61   $    (0.48)  $    (2.05)  $      .46   $      .52
                                                 --------------------------------------------------------------
Cash dividends declared per share..............                                         $      .06   $      .06
                                                                                        -----------------------
Shares used in per-share calculations..........  17,984,000   16,179,000   15,705,000   16,504,000   18,314,000
FINANCIAL POSITION
Cash and cash equivalents4.....................  $  110,792   $   67,115   $   56,835   $   45,769   $   66,933
Working capital................................     108,398       60,337       57,990       78,662       88,665
Property, plant and equipment, net.............      30,075       19,658       20,861       30,152       33,654
Total assets...................................     219,466      135,940      140,645      162,619      182,616
Convertible debentures.........................      73,510       73,510       73,510       73,510       83,355
Shareholders' equity, net of treasury shares...      82,552        7,271       10,042       41,887       44,473
GENERAL INFORMATION AND RATIOS
Additions to property, plant and equipment.....  $   18,476   $    6,938   $    7,942   $   11,668   $   10,825
Revenue per average number of employees........         118          117          125          118          116
Employees at year-end..........................       1,954        1,694        1,663        2,086        2,284
Shareholders of record at year-end.............       2,080        2,225        2,709        3,108        3,340
Current ratio..................................         2.8          2.1          2.0          2.7          2.7
Debt to equity ratio...........................         0.9         10.1          7.3          1.8          1.9

1 Results for fiscal year 1993 included a restructuring charge of $20.5 million, or $1.30 per share, associated with employee severance and excess facilities costs.

2 Interest and other income (expense), net for fiscal year 1995 includes the gain on the sale of assets of LightStream Corporation of approximately $105.0 million before minority interest of $11.8 million and provision for income taxes of $13.5 million, and amounts arising from contracts which were substantially completed in prior years.

3 Results for fiscal years 1992 and 1991 included an extraordinary gain of $3.6 million, or $.22 per share, and $.5 million, or $.03 per share, respectively, from the purchase and early retirement of $9.8 million and $1.3 million, respectively, of the Company's 6% convertible subordinated debentures.

4 Includes restricted cash of $12.1 million at June 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FY1995 COMPARED TO FY1994

INTRODUCTION

     In FY1995, the Company consisted of five operating units: the Company's BBN Systems and Technologies Division, BBN Software Products Corporation, LightStream Corporation, BBN Planet Corporation, and BBN HARK Systems Corporation. The BBN Systems and Technologies Division ("Systems and Technologies") includes internetworking services and products, and collaborative systems and acoustic technologies. BBN Software Products Corporation, the name of which is being changed to BBN Domain Corporation ("BBN Domain"), a wholly-owned subsidiary of the Company, develops, markets, and supports data analysis and process optimization software products designed primarily for health industry and manufacturing applications. LightStream Corporation ("LightStream"), an 80%-owned subsidiary of the Company which made asynchronous transfer mode ("ATM") network switches, sold substantially all of its assets to Cisco Systems, Inc. on January 11, 1995. BBN Planet Corporation ("BBN Planet"), a 95%-owned subsidiary of the Company, provides Internet services to businesses and other organizations. BBN HARK Systems Corporation ("BBN HARK"), a wholly-owned subsidiary of the Company, is an early stage company which develops and markets commercial speech recognition software products.

SUMMARY

     For the year ended June 30, 1995, the Company reported net income of $64.8 million, or $3.61 per share, on revenue of $215.0 million, compared with a net loss of $7.8 million, or $.48 per share, on revenue of $196.1 million for the same period a year earlier. These results include a $105.0 million gain, before taxes and minority interest, from the sale of the assets of LightStream in January 1995. Primarily as a result of the LightStream sale, the Company's cash and cash equivalents balance as of June 30, 1995 rose to $110.8 million and the Company's equity increased to $82.6 million.

     For the year, the Company reported a loss from operations of $18.8 million, compared to an $8.4 million loss for the same period a year earlier. The FY1995 results reflect significant investment in sales, marketing, and new product development, and include an operating loss of $3.7 million relating to the LightStream activities (sold on January 11, 1995), an operating loss of $12.7 million at BBN Planet, and an operating loss of $3.7 million at BBN Domain. The Systems and Technologies Division experienced a reduction in profitability for the fiscal year due to declines in its defense communications and acoustics businesses, and increased investment in sales and marketing activities.

     The Company continues to invest in its commercial businesses, and recorded operating losses for FY1995 at BBN Planet, BBN HARK, and BBN Domain as well as declining operating income at BBN Systems and Technologies. The Company expects to incur significant operating losses at BBN Planet during FY1996, which is expected to adversely impact the financial performance of the Company. The outlook could also be affected by further expenditures on commercial business opportunities available to the Company.

REVENUE

     Revenue for FY1995 increased $18.9 million from FY1994. Internetworking segment revenue increased by $11.5 million, reflecting $8.6 million of increased revenue at BBN Planet and $6.9 million of increased revenue at LightStream. LightStream revenue for FY1995 included up-front technology license fees of $3.6 million. These increases were partially offset by declines in revenue in the Systems and Technologies Division's defense communications business. Revenue of the Company's data analysis software products business segment increased by approximately $4.0 million in FY1995, reflecting higher health industry related software sales, with particularly significant sales to major pharmaceutical companies. In the collaborative systems and acoustic technologies segment, revenue increases of approximately $3.4 million reflected increases in government related contracts for collaborative systems and technologies as well as revenue increases at BBN HARK, offset in part by declines in acoustic-related activities.

     The Company, like other companies doing business with the U.S. Department of Defense, has been adversely affected by reduced defense spending and expects this general decline and attendant increased competition within the defense industry to continue over the next several years. Uncertainty continues to exist on the size and scope of reductions in future defense budgets and their impact on the Company's defense-related business. Further, there is the possibility that funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. These factors have reduced the Company's U.S. government revenue and operating margins in recent fiscal years, and this trend is expected to continue in FY1996, particularly in the defense communications, acoustic technologies, and sensor systems activities.

     The Company anticipates that competition in all defense-related areas will continue to be intense. Accordingly, the Company is experiencing competitive pressure which is reducing profitability and decreasing government revenue, particularly in the defense communications and acoustic areas. In addition, the Company expects that the consolidation of large defense contractors into a smaller number of very large, diverse organizations will continue, and that this will result in additional competitive pressure.

     In FY1991, the Defense Information Systems Agency ("DISA") awarded the Company a one-year contract in support of the Defense Data Network ("DDN"), with up to four one-year optional extensions. In September 1994, the Company completed the third option year of the contract, valued at approximately $20 million. In October 1994, the Company was awarded the fourth option year of the contract, valued at approximately $15 million, which will continue these activities through October 1995. The Company has been awarded a six-month extension of the DDN contract, which will continue these activities through April 1996. The value of this extension award is approximately $7.5 million. The Company does not expect that this activity will continue beyond April 1996, although the Company may compete for follow-on contracts for the DDN, at reduced funding levels. Approximately $17.8 million and $20.5 million of revenue has been recorded under the DDN contract in FY1995 and FY1994, respectively.

     The Company conducts its commercial businesses in environments characterized by intense competition, shortened product life cycles, and rapid technological change, which require significant research and development expenditures to develop new products and services to address emerging market requirements and to improve existing products and services. In recent years, the Company's traditional commercial businesses, consisting principally of RS/Series data analysis software products and X.25 network systems, have been experiencing substantially lower revenue. The Company has discontinued sales of most of its traditional X.25 systems and products, and has substantially eliminated its development efforts and significantly reduced its selling efforts related to this business. In recent periods, the Company has been investing heavily in development of new products, including the LightStream Corporation ATM network switches, Cornerstone data analysis and visualization software, the T/10 Integrated Access Device ("IAD") for computer networks, and the BBN HARK speech recognition software. In FY1995, the Company made significant investment in Internet services.

     The sale on January 11, 1995 of substantially all of the assets of LightStream Corporation to Cisco Systems, Inc., is reflected in the Company's FY1995 results. Reference is made to the Notes to the Consolidated Financial Statements for further discussion of this transaction. The Company's T/10 IAD activities are now being primarily focused on a limited number of reseller and strategic licensing opportunities, and the future success of the T/10 IAD is highly dependent on these opportunities. The Company has experienced operating losses in connection with that business. The Company has substantially reduced spending relating to the T/10 IAD from prior year levels. In July 1995, the Company entered into an agreement with NEC Corporation granting to NEC technology and manufacturing license rights in the T/10 IAD and the T/40 Video Internet Router under development, and agreed to perform certain development activities in connection with the joint development of a new multi-media access device. The value of the NEC agreement is approximately $4.6 million, of which $1.9 million is related to future development efforts.

     The Company's BBN Planet subsidiary (formerly BBN Internet Services Corporation) is significantly increasing its investment in the emerging market for Internet access services. In August 1994, BBN Planet acquired, from Stanford University, the Bay Area Regional Research Network ("BARRNet"), a leading provider of Internet services in the San Francisco Bay area, for approximately $6.5 million.

     In March 1995, BBN Planet acquired substantially all of the assets of the Southeastern Universities Research Association Internet service ("SURAnet"), a leading provider of Internet services in the southeastern United States, for approximately $13.0 million in cash and the assumption of certain operating liabilities of approximately $5.1 million.

     In June 1995, BBN, BBN Planet, and AT&T Corp. ("AT&T") entered into an agreement under which BBN Planet is to be the exclusive provider for a period of up to three years of dedicated Internet access and managed network security services to AT&T for resale to business customers in the United States of AT&T's Business Communications Services division. AT&T has agreed to purchase a minimum of $120 million of services during the first three years of the agreement. The relationship provides BBN Planet with an opportunity to accelerate the expansion of its Internet services business. In July 1995, AT&T Venture Company L.P., a venture partnership with AT&T as the sole limited partner, made an $8.0 million investment in BBN Planet.

     BBN's objective is to provide Internet-related services to business and other organizational customers which enhance interaction within the customers' organizations and with their customers, suppliers, and business partners. In support of its Internet business strategy, the Company may make additional acquisitions or enter into strategic alliances.

     The market for Internet services is rapidly expanding, and there are considerable uncertainties as to how the market will develop. The market is highly competitive, in general there are no substantial barriers to entry, and the Company expects that competition with its Internet activities will intensify in the future. The Company expects that all of the major on-line services and telecommunications companies will compete fully in the Internet services market, and that new competitors, including large computer hardware, software, media, and other technology and telecommunications companies will enter the Internet services market, resulting in even greater competition for the Company's services and significant pricing pressure, which may impact operating results.

     The success of BBN's Internet services will primarily depend upon the development and expansion of the market for Internet access services and products and the networks which comprise the Internet; the capacity, reliability, and security of its network infrastructure; its ability to develop value-added products and services that meet changing customer requirements; its ability to attract and retain additional highly qualified management, technical, marketing, and sales personnel; and its ability to manage its growth.

     In March 1995, the Systems and Technologies Division entered into an agreement with America Online, Inc. ("AOL") to build, maintain, and operate a portion of AOL's nationwide, high-speed, dial-in network. The Company's five-year agreement with AOL, valued at approximately $11 million per year, includes substantial pass-through costs to BBN for telecommunications circuits and other services provided by local and inter-exchange carriers. As part of BBN's agreement with AOL, the Company has access to use of the excess capacity of the portion of the network operated by the Company, and the Company has the right to resell such excess capacity. The Company is exploring opportunities to resell such excess capacity, the availability of which is currently limited primarily to business hours.

     The Company's traditional data analysis software business has been affected by the growth of distributed processing and the associated use of personal computers, workstations, and other desktop computers. The Company's mature data analysis software products, primarily the RS/Series software, currently operate primarily on minicomputer systems. As demand for minicomputer-based software continues to decline, the Company is experiencing substantially lower RS/Series software revenue and downward pressure on prices. In response to the trend toward desktop computing, BBN Domain has been investing in recent years in Cornerstone software, a desktop-based data analysis and visualization software tool. Sales of Cornerstone software to date have been substantially below expectations. Commencing in FY1995, the Company is more tightly integrating its Cornerstone software with its RS/Series software products to provide platform migration and ease of use for its existing RS/Series customer base, and to provide greater capabilities and flexibility in client/server computing environments.

     The Company is also focusing its software application solutions on the health and manufacturing industries. BBN Domain health industry offerings include applications for clinical data management (Clintrial(TM)) and adverse events tracking (Clintrace(TM)). In March 1995 BBN acquired, for $0.7 million, the exclusive rights to IBM's Process Analysis Navigation System ("PANS"), a manufacturing methodology and software system. BBN Domain intends to integrate and significantly enhance PANS methodology and technology with its data analysis and process optimization software for manufacturers.

     As part of these efforts, BBN Domain is increasing its development expenditures in its software business and is investing in additional sales and marketing personnel. The Company believes that the future success of its data analysis and process optimization software will depend primarily on the development and marketing of software applications that permit operation on personal computers, on continued market acceptance of its health industry software products, on development and acceptance of its PANS manufacturing methodology, and on development and timely integration of its Cornerstone and RS/Series software.

COST OF SALES

     Cost of services and products as a percentage of revenue was 63% in FY1995 compared to 64% in FY1994. The decrease in the cost of sales percentage is principally related to increased sales of high margin software products sales and $3.6 million in technology license and initial development fees, with higher gross margins at LightStream. These decreases were offset by higher costs in the Company's government contracting business.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for FY1995 were $25.3 million compared to $23.3 million for FY1994. The largest portion of the Company's FY1995 internally funded research and development spending was directed principally toward data analysis and process optimization software products, including the $0.7 million charge related to the purchase of IBM's PANS manufacturing methodology software system. The increase in research and development expense was partially offset by decreased spending on the ATM switch at LightStream and the T/10 IAD. Research and development expenses for the ATM switch for FY1995 were $3.9 million compared to $8.9 million for FY1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses for FY1995 increased $18.5 million from FY1994 reflecting the investment the Company is making primarily in the sales and marketing of its new services and products at BBN Planet and BBN Domain. The Company anticipates continued increased spending related to its commercial activities in FY1996.

INTEREST

     Interest income increased $2.2 million in FY1995 from FY1994 primarily as a result of the increased cash balances resulting from the sale of LightStream assets.

OTHER INCOME

     In January 1995, LightStream sold substantially all of its assets to Cisco Systems, Inc., which resulted in a $105.0 million gain to the Company before taxes and minority interest. Refer to footnote, "Sale of LightStream Corporation", for further discussion of this transaction.

     In December 1994, the Company settled a claim with the U.S. government for approximately $0.7 million. This settlement resulted in an approximately $2.6 million reduction in liabilities and is included in other income for FY1995.

     Other income in each of FY1995 and FY1994 also includes approximately $0.9 million resulting from lower than expected costs associated with a previously divested contract.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1995, the Company's cash and equivalents, which consisted primarily of money market funds, short-term U.S. government securities, and commercial paper, were $110.8 million, an increase of $43.7 million from June 30, 1994. The increase is primarily attributable to the sale of LightStream assets which provided approximately $80.0 million of net cash proceeds (including $12.1 million which is restricted for a period under the sale agreement) to the Company after payment of amounts due for taxes, initial payments to the minority shareholder, and certain expenses associated with the sale.

     For FY1995, the $80.0 million of cash proceeds from the LightStream sale and $4.6 million of cash proceeds from employee stock purchase and option plans have been offset by $15.0 million expended for the SURAnet and BARRNet acquisitions, $18.5 million for capital expenditures, and $28.7 million of cash used by operations. Of the $12.1 million restricted cash under the LightStream sale agreement, $4.0 million became available on July 11, 1995 and the remainder will become available to the Company in varying amounts, net of any claims, within two years of the January 11, 1995 closing of the LightStream sale.

     The $12.4 million increase in the Company's accounts receivable balance at June 30, 1995 is primarily due to the increase in fourth quarter revenue.

     The Company's accrued restructuring balance relates to excess facilities costs under long-term leases, which were associated with the Company's FY1993 downsizing. The Company has sublet or assigned the majority of its excess facilities under agreements with terms expiring between 1998 and 2005.

     The Company anticipates a continued high level of capital expenditures for the near-term in support of the investment being made in Internet services. In addition, the Company may use a portion of its cash resources for acquisitions of or investments in businesses, products, or technologies or through the formation of strategic partnerships with other companies.

     The Company believes that its liquidity in the form of existing cash resources is adequate to meet its operating requirements through FY1996. Currently, the Company does not have any bank lines of credit.

FY1994 COMPARED TO FY1993

INTRODUCTION

     (The management's discussion and analysis which follows reflects the Company's organization in effect prior to FY1995.)

     In FY1994, the Company consisted of three operating units, the Systems and Technologies Division, BBN Software Products Corporation, and LightStream Corporation. The Systems and Technologies Division ("Systems and Technologies") includes internetworking services and products, collaborative systems, and acoustic technologies. BBN Software Products Corporation ("BBN Software Products"), a wholly-owned subsidiary of the Company, develops, markets, and supports data analysis software products designed primarily for manufacturing, engineering, and health industry applications. LightStream Corporation ("LightStream"), an 80%-owned subsidiary of the Company, develops, markets and supports networking products based on asynchronous transfer mode ("ATM") technology.

SUMMARY

     For the year ended June 30, 1994, the Company had a loss of $7.8 million, or $.48 per share, on revenue of $196.1 million, compared to a loss of $32.3 million, or $2.05 per share, on revenue of $233.5 million for FY1993. Results for the prior year included a restructuring charge of $20.5 million, or $1.30 per share, and a gain of $3.2 million, or $.20 per share, resulting from the sale of the Company's advanced simulation business in April 1993. The reduction in revenue from the prior year reflected the sale of the advanced simulation business and reduced defense communications systems revenue. The Company's losses continued to reflect significant expenditures on its LightStream ATM switch, T/10 Integrated Access Device ("IAD"), and Cornerstone software, while revenue from these new products remained financially insignificant. These losses were partially offset by operating income at Systems and Technologies.

REVENUE

     Revenue decreased $37.3 million, or 16%, in FY1994 compared to FY1993. The reduction reflected approximately $25.3 million in FY1993 revenue provided by the Company's former advanced simulation business unit, as well as declines in the Company's defense communications business and lower revenue in FY1994 from its mature X.25 network products and RS/Series software.

RESEARCH AND DEVELOPMENT EXPENSES

     The majority of the Company's internally funded research and development spending was directed principally toward the LightStream ATM products, the T/10 IAD, and Cornerstone software. Research and development expenses in FY1994 were $23.3 million compared to $34.0 million in FY1993. The reduction in FY1994 reflected lower spending for the T/10 program and Cornerstone software, as well as the sale of the advanced simulation business in FY1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses decreased $8.1 million in FY1994 from FY1993, primarily as a result of lower selling expenses in the defense communications business and at BBN Software Products, as well as the cost reduction actions taken in FY1993.

INTEREST

     Interest income increased $0.7 million in FY1994 from FY1993 primarily in connection with a state tax refund.

OTHER INCOME

     Other income decreased $2.2 million in FY1994 from FY1993 primarily reflecting the $3.2 million gain in FY1993 resulting from the sale of the Company's advanced simulation business and $.9 million in FY1994 resulting from lower than expected costs associated with a previously divested contract.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED JUNE 30
        DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA            1995         1994         1993
-----------------------------------------------------------------------------------------------
Revenue:
  Services.................................................  $176,284     $165,759     $175,917
  Products.................................................    38,747       30,345       57,536
                                                             ----------------------------------
                                                              215,031      196,104      233,453
                                                             ----------------------------------
Costs and expenses:
  Cost of services.........................................   123,554      114,723      120,411
  Cost of products.........................................    11,697       11,721       27,973
  Research and development expenses........................    25,306       23,306       34,048
  Selling, general and administrative expenses.............    73,288       54,798       62,874
  Restructuring charge.....................................                              20,470
                                                             ----------------------------------
                                                              233,845      204,548      265,776
                                                             ----------------------------------
Income (loss) from operations..............................   (18,814)      (8,444)     (32,323)
Interest income............................................     4,422        2,190        1,446
Interest expense...........................................    (4,434)      (4,606)      (4,511)
Minority interests.........................................   (11,195)       2,071
Other income (expense), net................................   108,648          965        3,124
                                                             ----------------------------------
Income (loss) before income taxes..........................    78,627       (7,824)     (32,264)
Provision for income taxes.................................    13,783
                                                             ----------------------------------
Net income (loss)..........................................  $ 64,844     $ (7,824)    $(32,264)
                                                             ----------------------------------
Net income (loss) per share................................     $3.61       $(0.48)      $(2.05)
                                                             ----------------------------------
Shares used in per-share calculations......................  17,984,000   16,179,000   15,705,000

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

                         DOLLARS IN THOUSANDS                              1995 JUNE 30 1994
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents (includes restricted cash of $12,134 at
     June 30, 1995)....................................................  $ 110,792    $ 67,115
  Accounts receivable, net.............................................     53,933      41,503
  Other current assets.................................................      3,606       4,706
                                                                         ---------------------
     Total current assets..............................................    168,331     113,324
  Property, plant and equipment, net...................................     30,075      19,658
  Goodwill, net........................................................     17,927
  Other assets.........................................................      3,133       2,958
                                                                         ---------------------
     Total assets......................................................  $ 219,466    $135,940
                                                                         ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $  11,596    $  4,279
  Accrued compensation and retirement plan contributions...............      6,319       5,198
  Accrued restructuring charges........................................      9,216      12,566
  Other accrued costs..................................................     15,888      19,832
  Deferred revenue.....................................................     16,914      11,112
                                                                         ---------------------
     Total current liabilities.........................................     59,933      52,987
                                                                         ---------------------
  6% convertible subordinated debentures due 2012......................     73,510      73,510
                                                                         ---------------------
  Minority interests...................................................      3,471       2,172
                                                                         ---------------------
  Commitments and contingencies
  Shareholders' equity:
     Common stock $1.00 par value, authorized: 100,000,000 shares;
      issued: 1995, 22,050,887 shares; 1994, 21,253,890 shares.........     22,051      21,254
     Additional paid-in capital........................................     62,664      55,916
     Foreign currency translation adjustment...........................      1,307         337
     Retained earnings (deficit).......................................     28,717     (36,127)
                                                                         ---------------------
                                                                           114,739      41,380
  Less shares in treasury, at cost: 1995, 4,527,464 shares;
     1994, 4,797,734 shares............................................     32,187      34,109
                                                                         ---------------------
     Total shareholders' equity........................................     82,552       7,271
                                                                         ---------------------
     Total liabilities and shareholders' equity........................  $ 219,466    $135,940
                                                                         ---------------------

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              FOREIGN
                                    COMMON      ADDITIONAL    CURRENCY    RETAINED                  TOTAL
                                  STOCK $1.00    PAID-IN     TRANSLATION  EARNINGS   TREASURY   SHAREHOLDERS'
      DOLLARS IN THOUSANDS         PAR VALUE     CAPITAL     ADJUSTMENT   (DEFICIT)   STOCK        EQUITY
-------------------------------------------------------------------------------------------------------------
June 30, 1992...................    $20,415      $ 51,154      $ (114)    $  3,961   $(33,529)    $  41,887
Stock option and other activity,
  net...........................         12            97                                               109
Stock issued under employee
  stock purchase plan...........        283           842                                             1,125
Purchase of treasury shares.....                                                         (723)         (723)
Foreign currency translation
  adjustment....................                                  (92)                                  (92)
Net loss........................                                           (32,264)                 (32,264)
                                   --------------------------------------------------------------------------
June 30, 1993...................     20,710        52,093        (206)     (28,303)   (34,252)       10,042
Stock option and other activity,
  net...........................        359         1,393                                             1,752
Stock issued under employee
  stock purchase plan...........        185         1,334                                             1,519
Sale of subsidiary stock........                      990                                               990
Sale of treasury shares.........                      106                                 143           249
Foreign currency translation
  adjustment....................                                  543                                   543
Net loss........................                                            (7,824)                  (7,824)
                                   --------------------------------------------------------------------------
June 30,1994....................     21,254        55,916         337      (36,127)   (34,109)        7,271
Stock option and other activity,
  net...........................        603         1,759                                             2,362
Stock issued under employee
  stock purchase plan...........        194         1,960                                             2,154
Tax benefit on stock option
  exercises.....................                    2,195                                             2,195
Sale of subsidiary stock, net...                      256                                               256
Sale of treasury shares.........                      578                               1,922         2,500
Foreign currency translation
  adjustment....................                                  970                                   970
Net income......................                                            64,844                   64,844
                                   --------------------------------------------------------------------------
June 30, 1995...................    $22,051      $ 62,664      $1,307     $ 28,717   $(32,187)    $  82,552
                                   --------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED JUNE 30
                    DOLLARS IN THOUSANDS                        1995        1994         1993
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss).........................................  $ 64,844     $(7,824)    $(32,264)
  Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization.............................     9,171       9,136       11,700
  Amortization of goodwill and capitalized software.........       995       1,419        1,418
  Contract adjustments......................................    (3,546)
  Gain from sale of assets..................................  (105,096)                  (3,191)
  Minority interests........................................    11,195      (2,071)
  Provision for inventories.................................                              2,293
  Restructuring charge......................................                             20,470
  Change in assets and liabilities:
     Accounts receivable....................................   (10,158)      8,173       17,205
     Accounts payable and other liabilities.................     1,505       1,871         (358)
     Restructuring expenditures.............................    (3,350)     (5,777)      (6,651)
     Deferred revenue.......................................     2,223        (226)        (638)
     Other..................................................     3,518       4,087        2,986
                                                              ---------------------------------
     Total adjustments......................................   (93,543)     16,612       45,234
                                                              ---------------------------------
     Net cash provided (used) by operating activities.......   (28,699)      8,788       12,970
                                                              ---------------------------------
Cash flows from investing activities:
  Proceeds from sale of assets..............................   120,000                    6,000
  Payments to minority owner and expenses of sale of
     assets.................................................   (18,800)
  Additions to property, plant and equipment................   (18,476)     (6,938)      (7,942)
  Payments for businesses acquired..........................   (14,960)
                                                              ---------------------------------
     Net cash provided (used) by investing activities.......    67,764      (6,938)      (1,942)
                                                              ---------------------------------
Cash flows from financing activities:
  Proceeds from employee stock purchase and option plans....     4,612       3,217        1,234
  Proceeds from sale of subsidiary stock....................                 5,000
  (Purchase)/sale of treasury shares........................                   213         (723)
  Dividends paid............................................                               (473)
                                                              ---------------------------------
     Net cash provided by financing activities..............     4,612       8,430           38
                                                              ---------------------------------
Net increase in cash and cash equivalents...................    43,677      10,280       11,066
Cash and cash equivalents at beginning of year..............    67,115      56,835       45,769
                                                              ---------------------------------
Cash and cash equivalents at end of year....................  $110,792     $67,115     $ 56,835
                                                              ---------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority- and wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts reported in prior years have been reclassified to be consistent with the current year's presentation. These reclassifications primarily relate to the formation in fiscal year 1995 of distinct commercial business units.

REVENUE RECOGNITION

     Revenue from cost-reimbursement contracts, principally consisting of services, is recorded as costs are incurred and fees are earned. Revenue from fixed-price contracts, relating to services and certain systems, is recognized using the percentage-of-completion method of accounting in the proportion that costs incurred bear to total estimated costs at completion. Losses, if any, are provided for in the period in which the loss is determined.

     Products revenue is recognized at the time of shipment.

     Services revenue (including monthly service fees relating to Internet services) is recognized as the services are provided. Advance billings and payments are deferred until such services are provided.

     Software license revenue is recognized upon delivery and receipt of a signed software contract. Technology fees, advance royalties and other fees received from customers on a non-refundable basis where the Company has no significant obligations remaining are recognized as services revenue upon receipt of payment.

ISSUANCE OF STOCK BY SUBSIDIARIES

     At the time a subsidiary sells stock to unrelated parties at a price different from its book value, the Company's net investment in that subsidiary changes. If at that time the subsidiary is an operating entity and not engaged principally in research and development, the Company records the change as a gain or loss in its consolidated statements of operations. Otherwise, the Company records the change as an equity transaction in its consolidated statements of shareholders' equity as a sale of subsidiary stock.

CASH AND CASH EQUIVALENTS

     Cash includes all cash and cash equivalents, generally with maturities of three months or less at the time of purchase, carried at original cost plus accrued interest, which approximates market value. At June 30, 1995 and 1994, cash equivalents consisted principally of money market funds (invested in U.S. government securities and other highly rated financial instruments), U.S. government securities, and highly rated commercial paper.

AVAILABLE-FOR-SALE INVESTMENTS

     Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company classifies its securities as available-for-sale since the Company may liquidate these investments currently. SFAS 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported as a component of shareholders' equity. Realized gains and losses are recorded in the consolidated statements of operations and the cost assigned to securities sold is based on the specific identification method. The unrealized loss at June 30, 1995 was immaterial.

INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets' estimated useful lives using the straight-line method. Useful lives used in computing depreciation are as follows: buildings -- 15 to 25 years, computer equipment -- 3 years, furniture and fixtures -- 5 years. Leasehold improvements are amortized over the shorter of the lease period or their estimated useful lives using the straight-line method. Maintenance and repairs are charged to expense as incurred; improvements are capitalized. The Company's policy is to remove the amounts related to fully depreciated assets from its accounting records.

SOFTWARE COSTS

     The Company capitalizes purchased software technology and certain internally developed computer software costs to be sold or otherwise marketed to customers. Costs incurred internally after establishing technological feasibility and before general release of a computer software product as well as costs incurred for purchased software technology are capitalized and amortized on a product-by-product basis at an annual amortization computed using the straight-line method over the remaining estimated economic life of the product, generally three years. Amortization commences on the date of initial product shipment.

GOODWILL

     Goodwill represents the excess of the cost to acquire businesses over the estimated fair value of the net assets acquired. These amounts are amortized using the straight-line method over the estimated useful lives. Accumulated amortization at June 30, 1995 was $737,000. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent dimunition in value were to occur.

FOREIGN CURRENCY TRANSLATION AND TRANSACTION ACTIVITY

     The assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and the related statements of operations are translated at average exchange rates for the year. Translation gains and losses are accumulated as a separate component of shareholders' equity. Transaction gains and losses, which are immaterial, are included in "Other income (expense), net" in the consolidated statements of operations.

INCOME TAXES

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a deferred tax asset or liability is determined based on both the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse, and the future tax benefit to be derived from tax loss and tax credit carryforwards. A valuation allowance has been established to reflect the likelihood of realization of deferred tax assets.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result primarily from the assumed exercise of dilutive stock options and are generally excluded from the calculation when the Company incurs net losses. The Company's 6% convertible subordinated debentures are not considered common stock equivalents for per-share calculations.

ACCOUNTS RECEIVABLE

     Consolidated accounts receivable consisted of the following:

                           DOLLARS IN THOUSANDS                               1995 JUNE 30, 1994
------------------------------------------------------------------------------------------------
U.S. government:    Billed.................................................  $11,208     $14,579
                    Unbilled...............................................   20,602      18,237
                                                                             -------------------
                                                                              31,810      32,816
                    Contract allowances....................................   (6,136)     (7,964)
                                                                             -------------------
                                                                              25,674      24,852
                                                                             -------------------
Other customers:    Billed.................................................   27,955      15,874
                    Unbilled...............................................    1,245       1,187
                                                                             -------------------
                                                                              29,200      17,061
                    Allowances for doubtful accounts.......................     (941)       (410)
                                                                             -------------------
                                                                              28,259      16,651
                                                                             -------------------
                                                                             $53,933     $41,503
                                                                             -------------------

     Unbilled amounts represent receivables for work performed for which billings have not been presented to the customers or which were not yet contractually billable. Unbilled receivables, except for retentions, are generally billed and collected within one year. Retentions amounted to $4,000,000 and $3,662,000 at June 30, 1995 and 1994, respectively. A significant portion of the retentions at June 30, 1995 is anticipated to be collected after fiscal year 1996.

PROPERTY, PLANT AND EQUIPMENT

     Consolidated property, plant and equipment consisted of the following:

                          DOLLARS IN THOUSANDS                             1995 JUNE 30 1994
----------------------------------------------------------------------------------------------
Land....................................................................  $ 3,983     $  3,983
Buildings...............................................................    1,947        1,947
Computer equipment......................................................   71,329       79,034
Furniture and fixtures..................................................    5,574        5,184
Leasehold improvements..................................................   14,625       14,056
                                                                          --------------------
                                                                           97,458      104,204
Less accumulated depreciation and amortization..........................   67,383       84,546
                                                                          --------------------
                                                                          $30,075     $ 19,658
                                                                          --------------------

CONVERTIBLE SUBORDINATED DEBENTURES

     The 6% convertible subordinated debentures due 2012 (the "debentures") may be converted by the bondholder into the Company's common stock at a price of $30.00 per share or may be redeemed by the Company at any time prior to maturity. Redemption of the debentures prior to April 1, 1998 requires payment of a premium. The Company has reserved 2,823,000 shares of its authorized but unissued common stock to be available for the conversion of the debentures. The debentures are unsecured obligations of the Company and are subordinated in right of payment to all of the Company's senior indebtedness. Debt issuance costs are being amortized over the term of the debentures. The unamortized balance at June 30, 1995 of $1,087,000 is included in "Other assets" in the consolidated balance sheets. The fair market value of the debentures, which is based on quoted market prices, was $75,715,000 at June 30, 1995.

     The Company is required to contribute to a sinking fund with annual payments equal to 5% of the aggregate principal amount issued. The sinking fund is calculated to retire 70% of the original debentures prior to maturity. By utilizing the $11,190,000 (face value) of debentures purchased and retired to date by the Company, contributions to satisfy the annual sinking fund requirements can be deferred until April 1, 2000.

LEASES

     The Company leases a majority of its facilities under long-term operating leases. Operating lease commitments for real estate at June 30, 1995 consisted of the following:

                                                                                    REAL ESTATE
                                                                                       LEASE
                               DOLLARS IN THOUSANDS                                 COMMITMENTS
-----------------------------------------------------------------------------------------------
Year ending June 30             1996..............................................    $14,428
                                1997..............................................     13,799
                                1998..............................................     13,253
                                1999..............................................      5,868
                                2000..............................................      4,988
                                Remainder.........................................     14,841
                                                                                      -------
Total minimum lease payments    ..................................................    $67,177
                                                                                      -------

     Minimum lease payments have not been reduced by future minimum sublease rentals of $4,200,000 due under noncancelable subleases. In January 1995, the Company assigned a lease in the United Kingdom with a remaining term of 18 1/2 years. Under the terms of the assignment, the assignee has the option of cancelling the assignment in January 2002 and in January 2005. The Company's operating leases for real estate generally provide for renewal options and options to purchase the leased property.

     Total rent expenditures, net of sublet income, under all operating leases and rental agreements amounted to $17,060,000, $16,980,000 and $18,180,000 in fiscal years 1995, 1994 and 1993, respectively.

COMMON STOCK

     In December 1993, in connection with his hiring, the Company's chief executive officer made an investment of $212,500 in the Company by purchasing from the Company 20,202 restricted shares of the Company's common stock at a 15% discount from the closing market price on the date of the transaction. The restricted shares were treasury shares and were not registered under the Securities Act of 1933 (the "Act") and may not be sold, assigned, pledged, or otherwise transferred before the sooner of two years or the filing of an effective registration statement under the Act.

     The Company has a Common Stock Rights Plan (the "plan") to protect the interests of the Company's shareholders. Under the plan, holders of each share of the Company's common stock have the right to purchase one additional share of common stock at $90 per share, subject to adjustment, exercisable under certain defined conditions. In the event that the rights become exercisable due to an acquisition of the Company or under certain other conditions, holders of the rights would be entitled to purchase common stock of the surviving Company having a value of two times the exercise price of the rights. The holder of a right is not entitled to vote or receive dividends until the right is exercised. The rights are redeemable by action of the Board of Directors at $.01 per right. The Company is not currently aware of any activities which would cause the rights to become exercisable.

EMPLOYEE BENEFIT PLANS

Stock Compensation Plans

     Under the Company's stock option plan, options may be granted to purchase shares of the Company's common stock at a price not less than 50% of the fair market value of the common stock on the date of grant. All options granted in fiscal years 1995, 1994 and 1993 were at fair market value on the dates of grant. The plan, as amended in fiscal year 1995, provides that directors who are not employees of the Company receive a non-qualified option for 3,000 shares each year. The plan also provides for granting of other stock-based awards at the discretion of the Board of Directors and for granting of incentive stock options. Options vest generally over four years and expire not more than ten years from the dates of grant. Options which are canceled become available for future grant.

The changes in stock options outstanding for the three years ended June 30, 1995 were as follows:

                                                                                     RANGE OF
                                                                   NUMBER          OPTION PRICES
                      SHARES IN THOUSANDS                         OF SHARES          PER SHARE
-------------------------------------------------------------------------------------------------
Outstanding at June 30, 1992 (141 exercisable)..................    1,677         $ 4.63 - $7.63
Granted.........................................................      170         5.00
Exercised.......................................................      (12)        5.00
Canceled........................................................     (318)        5.00 - 14.25
                                                                  -------------------------------
Outstanding at June 30, 1993 (446 exercisable)..................    1,517         4.63 -  7.63
Granted.........................................................    1,374         9.75 - 15.25
Exercised.......................................................     (376)        5.00 -  6.88
Canceled........................................................      (65)        5.00 - 12.63
                                                                  -------------------------------
Outstanding at June 30, 1994 (635 exercisable)                      2,450         4.63 - 15.25
Granted.........................................................      613         14.13 - 19.50
Exercised.......................................................     (654)        4.63 -  7.63
Canceled........................................................     (109)        5.00 - 15.25
                                                                  -------------------------------
Outstanding at June 30, 1995 (641 exercisable)..................    2,300         5.00 - 19.50
                                                                  -------------------------------

     At June 30, 1995 and 1994, 415,000 shares and 73,000 shares, respectively, of authorized but unissued common stock were reserved and available for granting additional options.

     During fiscal years 1995 and 1994, BBN Planet, BBN Software Products, and BBN HARK adopted stock option plans under which options may be granted enabling the purchase at a price not less than the par value of the common stock on the date of grant. Options granted under these plans are exercisable 90 days after the closing of an initial public offering of the respective subsidiaries' common stock. As of June 30, 1995, options to purchase shares of subsidiaries' common stock ranged from 8% to 12% of the common shares outstanding of the respective subsidiaries and substantially all of the options were granted at the fair value on the date of grant.

     In fiscal year 1994, LightStream adopted stock option plans enabling employees of LightStream and the Company to purchase shares of LightStream common stock at the fair value of the common stock on the date of grant. In connection with the sale of LightStream assets, stock options held by LightStream employees were exchanged for a cash payment. Stock options held by employees of the Company were not vested and were canceled.

Employee Stock Purchase Plan

     Under the Company's 1983 Stock Purchase Plan, as amended, an aggregate of 3,600,000 shares of common stock were made available for purchase by employees who have completed at least six months of continuous service in the employ of the Company, upon exercise of options granted semi-annually. The options are exercisable six months after grant, at the lower of 85% of the fair market value of the common stock at the beginning or the end of the six-month period, but in no event for less than the Company's net book value per share as of the end of the quarter next preceding the exercise. Amounts are accumulated through payroll deductions ranging from 2% to 10% of each participating employee's compensation, as defined, but in no event more than $12,500 or 1,000 shares during any six-month option period.

     Options were exercised to purchase 194,000, 185,000, and 283,000 shares for a total of $2,154,000, $1,519,000, and $1,125,000 in fiscal years 1995, 1994 and
1993, respectively. At June 30, 1995, 493,000 shares of authorized but unissued common stock were reserved for future issuance under this plan.

Retirement Plans

     The Company has a defined contribution retirement plan (the "plan") covering substantially all of its domestic employees. The Company's contribution to the plan is discretionary and is based on a percentage of employees' eligible compensation, as defined. Employees may also contribute to the plan. Effective July 1, 1994, the Company adopted an amendment to the plan which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within the statutory limitations and subject to any limitations included in the plan. The plan also provides for matching contributions as determined annually by the Company's Board of Directors. The Company's total costs pursuant to the plan were $5,603,000, $5,517,000 and $6,515,000 in fiscal years 1995, 1994 and 1993, respectively.

     Effective April 1, 1995, the Company adopted a non-qualified deferred compensation plan. Eligible employees are permitted to defer a portion of their salary and incentive compensation subject to limitations. On an annual basis, the deferred compensation plan also provides for a discretionary retirement contribution by the Company for selected employees. The Company's cost pursuant to its deferred compensation plan in fiscal year 1995 was insignificant.

Incentive Compensation Plans

     The Company maintains incentive compensation and other performance related bonus plans for key employees, including its executive management. Awards under these plans are paid in recognition of individual contribution to divisional or corporate performance as determined by management or the Compensation and Stock Option Committee of the Board of Directors. Total costs pursuant to the Company's incentive compensation plans were $1,014,000, $1,820,000 and $510,000 in fiscal years 1995, 1994 and 1993, respectively.

RESEARCH AND DEVELOPMENT COSTS

     The Company performs research and development under contracts principally with the U.S. government. Costs incurred under these contracts are charged to "Cost of services" in the consolidated statements of operations as the related services revenue is recorded. Costs classified as "Research and development expenses" in the consolidated statements of operations are costs incurred under internally-initiated programs, including independent research and development as defined by government procurement regulations.

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

     The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"); such audits can result in adjustments to contract billings. Final contract billing rates have been established for years through fiscal year 1991, except for the Company's former BBN Communications activities for which final contract billing rates have been established only through fiscal year 1984. BBN expects that any adjustments which may be made as a result of audits of fiscal years 1985 through 1995 of the Company will not have a material adverse effect on the Company's results of operations.

     In April 1991, the Company was informed that it was the subject of an investigation by U.S. government agencies of its compliance with certain government procurement policies and practices. No allegations were made by the government agencies and the Company was informed in August 1995 that the investigation had been concluded. The audit of the Company's former BBN Communications activities by the DCAA for fiscal years 1985 through 1993, which was delayed as a result of the investigation, is currently in process. U.S. government revenue for the Company's former BBN Communications activities, during the nine year period under audit, represented approximately 40% of the Company's total U.S. government revenue.

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the results of these other legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.

INCOME TAXES

     The components of domestic and foreign income (loss) before income taxes were as follows:

                                                                        YEAR ENDED JUNE 30
DOLLARS IN THOUSANDS                                                1995      1994       1993
-----------------------------------------------------------------------------------------------
Domestic.........................................................  $79,631   $(7,870)  $(31,014)
Foreign..........................................................   (1,004)       46     (1,250)
                                                                   ----------------------------
Income (loss) before income taxes................................  $78,627   $(7,824)  $(32,264)
                                                                   ----------------------------

     The provision (benefit) for income taxes consisted of the following:

Currently payable:
     Federal.....................................................  $12,522
     State.......................................................    2,558   $    50   $     78
     Foreign.....................................................      298       105
                                                                   ----------------------------
                                                                    15,378       155         78
Deferred:
     Federal.....................................................   (1,595)     (155)       (78)
                                                                   ----------------------------
Provision for income taxes.......................................  $13,783
                                                                   ----------------------------

     The provision (benefit) for income taxes differs from the amount computed using the statutory rate as follows:

Tax provision at the federal statutory rate......................  $27,519   $(2,660)  $(10,970)
State taxes, net.................................................    1,663        33         51
Minority interests...............................................    3,918      (704)
Change in valuation allowance....................................  (18,857)    3,929     12,067
Research, investment and foreign tax credits.....................   (1,281)     (704)    (1,068)
Other, net.......................................................      821       106        (80)
                                                                   ----------------------------
                                                                   $13,783
                                                                   ----------------------------


     The significant components of deferred income taxes are as follows:

                                                                          YEAR ENDED JUNE 30
                                                                           1995         1994
----------------------------------------------------------------------------------------------
Accruals and reserves not deducted for tax purposes....................  $ 11,472     $ 14,197
Tax credit carryforwards...............................................     4,403        7,346
Depreciation and amortization..........................................     2,900        3,690
Net operating loss carryforwards.......................................     1,801       12,152
Deferred revenue.......................................................    (2,357)      (3,586)
Other, net.............................................................       339          622
                                                                         ---------------------
                                                                           18,558       34,421
Valuation allowance....................................................   (16,963)     (34,421)
                                                                         ---------------------
Net deferred tax asset.................................................  $  1,595
                                                                         ---------------------

     During fiscal year 1995, a significant portion of the Company's net operating losses and tax credit carryforwards were utilized in connection with the sale of LightStream assets. The remaining net operating losses and general business credits expire in fiscal years 2008 through 2012. A portion of the net operating loss carryforward is related to a fiscal year 1987 acquisition and is subject to certain limitations. The tax benefits of approximately $1,600,000 related to the exercise of stock options will be credited to additional paid-in capital when certain tax credit carryforwards are utilized.

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid and received for income taxes and interest was as follows:

                                                                      YEAR ENDED JUNE 30
                    DOLLARS IN THOUSANDS                         1995         1994        1993
-----------------------------------------------------------------------------------------------
Cash paid for:
  Income taxes...............................................   $12,094       $  215     $  246
  Interest...................................................     4,418        4,438      4,453
Cash received for:
  Income tax refunds.........................................         6          309      3,091

     In connection with the Company's fiscal year 1995 acquisitions of BARRNet and SURAnet, the Company assumed certain operating liabilities of $5,100,000 and issued 270,270 shares of BBN's common stock and 200,000 shares of BBN Planet's common stock. Refer to the "Acquisitions" footnote for further discussion of these transactions.

     Income tax refunds received in fiscal year 1993 included $805,000 of interest.

RESTRUCTURING CHARGE

     Operating results for fiscal year 1993 included a restructuring charge of $20,470,000 primarily associated with employee severance and excess facilities costs, reflecting a reduction of employment of approximately 300 employees in fiscal year 1993. The accrued restructuring charges at June 30, 1995 relates to excess facilities costs. The Company has sublet or assigned the majority of its excess facilities under agreements with terms expiring between 1998 and 2005.

OTHER INCOME

     Refer to the "Sale of LightStream Corporation" footnote for discussion of the gain included in other income for fiscal year 1995.

     In December 1994, the Company settled a claim with the U.S. government for approximately $700,000. This settlement resulted in an approximate $2,550,000 reduction in liabilities and is included in other income for fiscal year 1995.

     Other income in each of fiscal years 1995 and 1994 includes approximately $900,000 resulting from lower than expected costs associated with a previously divested contract.

     In the fourth quarter of fiscal year 1993, the Company sold the fixed assets, inventory and technology of its Advanced Simulation business for $6,000,000 in cash. Results for fiscal year 1993 included a gain of $3,191,000 in connection with the sale.

FOREIGN EXCHANGE CONTRACTS

     The Company may enter into foreign exchange contracts to hedge certain of its exposures to foreign currency fluctuations. Gains or losses resulting from these contracts are offset against the effects of the foreign currency translation. At June 30, 1995 and 1994, the Company had foreign exchange contracts to sell $950,000 and $750,000, respectively, of foreign currencies.

SALE OF LIGHTSTREAM CORPORATION

     The sale of the assets of the Company's majority-owned subsidiary LightStream Corporation to Cisco Systems, Inc. ("Cisco") for a cash consideration of $120,000,000 which was completed on January 11, 1995, is reflected in the Company's fiscal year 1995 results. The Company's portion is 83% of the net proceeds and Ungermann-Bass Networks, Inc., which owns the minority interest in LightStream, will receive the remainder. Of the cash consideration paid to LightStream, $12,000,000 was placed in a restricted Escrow Fund, and periodically declining portions of such amount together with interest are to be maintained for up to two years following the closing of the transaction, subject to any claims under the Asset Purchase Agreement by Cisco. On July 11, 1995 $4,000,000 was released from the Escrow Fund. As part of the sale, Cisco hired substantially all of the employees of LightStream, and is operating from the Company's former facility in Billerica, Massachusetts. The Company recorded a pre-tax gain from the sale of approximately $105,000,000 before minority interest of $11,800,000 and income taxes of $13,500,000. LightStream's fiscal year 1995 results through the date of the sale included revenue of approximately $8,400,000 and an operating loss of approximately $3,700,000. In fiscal year 1994, the Company's ATM activities, which prior to the formation of LightStream were conducted by its then Communications Division, had aggregate revenue of approximately $1,500,000 and an operating loss of approximately $14,800,000.

ACQUISITIONS

BARRNet Acquisition

     On August 19, 1994, BBN Planet acquired, from Stanford University, the Bay Area Regional Research Network ("BARRNet"), a leading provider of Internet services in the San Francisco Bay area, for approximately $6,500,000 consisting principally of $2,000,000 cash, 270,270 shares of BBN common stock and 200,000 shares of BBN Planet common stock. The common stocks issued were valued at their fair value which reflects a discount attributable to their restricted nature. The transaction was accounted for using the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the date of the acquisition. The aggregate cost in excess of net assets acquired of approximately $4,500,000 is being amortized over ten years.

SURAnet Acquisition

     On March 31, 1995, BBN Planet acquired from the Southeastern Universities Research Association, the SURAnet Internet services organization, a provider of Internet services in the Southeastern United States. Substantially all of the SURAnet net assets were acquired for approximately $12,960,000 in cash and the assumption of certain operating liabilities of approximately $5,100,000. The transaction was accounted for using the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the date of the acquisition. The aggregate cost in excess of net assets acquired of approximately $14,000,000 is being amortized over ten years.

SEGMENT INFORMATION

Business Segments

     During fiscal year 1995, the Company reported financial information in three business segments: Internetworking, Data Analysis Software, and Collaborative Systems and Acoustic Technologies. The Internetworking business segment includes that part of the activities of the Company's BBN Systems and Technologies Division relating to advanced network systems (including the Company's defense communications activities) and network services and products, the activities of BBN Planet Corporation, and the activities of LightStream Corporation up to the date of sale of substantially all of its assets on January 11, 1995. The Data Analysis Software business segment includes the activities of BBN Domain. The Collaborative Systems and Acoustic Technologies business segment includes that part of the activities of the BBN Systems and Technologies Division relating to collaborative systems, sensor systems, and acoustic technologies, and the activities of BBN HARK Systems Corporation. In fiscal year 1993, the Collaborative Systems and Acoustic Technologies segment included the results of the Company's former simulation business. The following is a summary of business segments information for the fiscal years ended June 30, 1995, 1994, and 1993, respectively. All data are shown net of intersegment transactions.

                   DOLLARS IN THOUSANDS                        1995         1994         1993
-----------------------------------------------------------------------------------------------
Revenue:
  Internetworking..........................................  $ 88,259     $ 76,765     $ 91,936
  Data Analysis Software...................................    39,428       35,393       38,151
  Collaborative Systems and Acoustic Technologies..........    87,344       83,946      103,366
                                                             ----------------------------------
                                                             $215,031     $196,104     $233,453
                                                             ----------------------------------
Income (loss) from operations:
  Internetworking..........................................  $(10,147)    $ (9,362)    $(32,411)
  Data Analysis Software...................................    (3,621)         497       (5,347)
  Collaborative Systems and Acoustic Technologies..........    (2,210)       2,095        5,435
  Unallocated corporate costs..............................    (2,836)      (1,674)
                                                             ----------------------------------
                                                             $(18,814)    $ (8,444)    $(32,323)
                                                             ----------------------------------
U.S. government sales:
  Internetworking..........................................  $ 44,272     $ 48,884     $ 66,175
  Data Analysis Software...................................       644        1,377        1,607
  Collaborative Systems and Acoustic Technologies..........    79,892       80,303       76,655
                                                             ----------------------------------
                                                             $124,808     $130,564     $144,437
                                                             ----------------------------------
Depreciation and amortization:
  Internetworking..........................................  $  5,637     $  4,835     $  5,862
  Data Analysis Software...................................     2,030        3,282        3,870
  Collaborative Systems and Acoustic Technologies..........     2,499        2,438        3,386
                                                             ----------------------------------
                                                             $ 10,166     $ 10,555     $ 13,118
                                                             ----------------------------------

                   DOLLARS IN THOUSANDS                        1995         1994         1993
-----------------------------------------------------------------------------------------------
Identifiable assets:
  Internetworking..........................................  $ 57,138     $ 38,076     $ 34,865
  Data Analysis Software...................................    23,485       15,954       16,602
  Collaborative Systems and Acoustic Technologies..........    25,169       23,085       28,913
  Corporate................................................   113,674       58,825       60,265
                                                             ----------------------------------
                                                             $219,466     $135,940     $140,645
                                                             ----------------------------------
Capital expenditures:
  Internetworking..........................................  $ 10,110     $  3,677     $  3,315
  Data Analysis Software...................................     4,397        1,351        2,069
  Collaborative Systems and Acoustic Technologies..........     3,547        1,598        2,369
  Corporate................................................       422          312          189
                                                             ----------------------------------
                                                             $ 18,476     $  6,938     $  7,942
                                                             ----------------------------------

Geographic Segments

     Revenue includes U.S. export sales primarily to Western Europe and Japan of $24,000,000, $27,300,000 and $51,100,000 in fiscal years 1995, 1994, and 1993, respectively.

SUBSEQUENT EVENT

     On July 12, 1995, the Company announced that AT&T Venture Company, L.P. made an investment in BBN Planet by purchasing 1,000,000 shares of BBN Planet's Series A Convertible Preferred Stock at $8.00 per share. Such preferred shares are subject to mandatory conversion into 1,000,000 shares of BBN Planet common stock upon a public offering of BBN Planet, and may be put to the Company or BBN Planet at $8.00 per share within twelve months.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Bolt Beranek and Newman Inc.
Cambridge, Massachusetts

     We have audited the consolidated balance sheets of Bolt Beranek and Newman Inc., at June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bolt Beranek and Newman Inc., at June 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

Boston, Massachusetts
August 8, 1995

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

     Quarterly financial data for the years ended June 30, 1995 and 1994 was as follows:

-----------------------------------------------------------------------------------------------------
                 1995                                 THREE MONTHS ENDED                   YEAR ENDED
DOLLARS IN THOUSANDS, EXCEPT PER-SHARE   SEPT. 30     DEC. 31     MARCH 31     JUNE 30      JUNE 30
                 DATA                      1994        1994         1995        1995          1995
-----------------------------------------------------------------------------------------------------
Revenue:
Services...............................  $ 44,376     $41,016     $42,954      $47,938      $176,284
Products...............................     7,367      10,156       9,003       12,221        38,747
                                         ------------------------------------------------------------
                                         $ 51,743     $51,172     $51,957      $60,159      $215,031
                                         ------------------------------------------------------------
Gross margin...........................  $ 20,581     $19,342     $18,805      $21,052      $ 79,780
Income (loss) from operations..........    (1,492)     (5,107)     (5,597 )     (6,618)      (18,814)
Net income (loss)......................    (1,808)     (1,925)     74,466       (5,889)       64,844
Net income (loss) per share............      (.11)       (.11)       4.11         (.34)         3.61
Sales price of common stock:  High.....        18 3/4      20 7/8      22  1/4      30
                                 Low...        10          12 5/8      14  5/8      16 1/2

                 1994                                 THREE MONTHS ENDED                   YEAR ENDED
DOLLARS IN THOUSANDS, EXCEPT PER-SHARE   SEPT. 30     DEC. 31     MARCH 31     JUNE 30      JUNE 30
                 DATA                      1993        1993         1994        1994          1994
-----------------------------------------------------------------------------------------------------
Revenue:
  Services.............................  $ 42,795     $40,448     $40,847      $41,669      $165,759
  Products.............................     7,135       7,959       7,678        7,573        30,345
                                         ------------------------------------------------------------
                                         $ 49,930     $48,407     $48,525      $49,242      $196,104
                                         ------------------------------------------------------------
Gross margin...........................  $ 17,167     $17,575     $16,274      $18,644      $ 69,660
Income (loss) from operations..........    (1,524)     (2,528)     (2,356 )     (2,036)       (8,444)
Net income (loss)......................    (1,947)     (1,666)     (2,259 )     (1,952)       (7,824)
Net income (loss) per share............      (.12)       (.10)       (.14 )       (.12)         (.48)
Sales price of common stock:  High.....        14 3/4      13 7/8      21  1/2      16 5/8
                                 Low...         7 3/8       8 3/8      11  3/4      10 1/8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item may be found in the section entitled "1. Election of Directors" in the Company's definitive Proxy Statement dated September 29, 1995 for the Registrant's Annual Meeting to be held on November 6, 1995, and such information is incorporated herein by reference.

     Information in response to executive officers of the registrant appears in
Item 4A entitled "Executive Officers of the Registrant" on pages 21 and 22 of this report, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information in response to this item may be found in the section entitled "1. Election of Directors" under the caption "Board of Directors and Committee Organization", in the sections entitled "Compensation and

Certain Other Transactions Involving Executive Officers", "Summary Compensation Table", "Option Grants in Last Fiscal Year", and "Option Exercises in Fiscal Year 1995 and Year-End Option Values", in the section entitled "Report of Compensation and Stock Option Committee on Annual Executive Compensation", and in the section entitled "Comparative Stock Performance", each in the Company's definitive Proxy Statement dated September 29, 1995 for the Registrant's Annual Meeting to be held on November 6, 1995, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this item may be found in the section entitled "1. Election of Directors" under the caption "Biographical Information", and in the section entitled "Principal Holders of Company Common Stock", each in the Company's definitive Proxy Statement dated September 29, 1995 for the Registrant's Annual Meeting to be held on November 6, 1995, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this may be found in the section entitled "Compensation and Certain Other Transactions Involving Executive Officers" in the Company's definitive Proxy Statement dated September 29, 1995 for the Registrant's Annual Meeting to be held on November 6, 1995, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1.  Financial Statements

     Consolidated Statements of Operations (page 30)

     Consolidated Balance Sheets (page 31)

     Consolidated Statements of Shareholders' Equity (page 32)

     Consolidated Statements of Cash Flows (page 33)

     Notes to Consolidated Financial Statements (pages 34-44)

     Report of Independent Accountants (page 45)

2.  FINANCIAL STATEMENT SCHEDULES

     Schedules other than those listed below have been omitted because they are inapplicable or are not required.

     II Valuation and Qualifying Accounts, Years Ended June 30, 1995, 1994, and
        1993 (page 51)

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

      4.1 Form of Indenture of Trust dated as of April 1, 1987 between the Registrant and The First National Bank of Boston relating to the
            Registrants's 6% Convertible Subordinated Debentures due 2012 (filed with the Securities and Exchange Commission as Exhibit 4.1 of Registration Statement No. 33-12975 on Form S-3, and incorporated herein by reference).

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

      4.4   Registration Rights Agreement dated August 24, 1994 between the
            Registrant and the Board of Trustees of the Leland Stanford Junior
            University (filed with the Securities and Exchange Commission as
            Exhibit 4.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

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

     10.1   Registrant's 1983 Stock Option Plan, as amended (filed with the
            Securities and Exchange Commission as Exhibit 10.1 of Registrant's
            Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

     10.2   Registrant's 1986 Stock Incentive Plan, as amended (filed with the
            Securities and Exchange Commission as Exhibit 10.1 of Registrant's
            Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference).

     10.3   Registrant's 1983 Employee Stock Purchase Plan, as amended.

     10.4   BBN Planet Corporation 1994 Stock Option Plan, as amended.

     10.5   BBN HARK Systems Corporation 1995 Stock Option Plan, as amended.

     10.6   BBN Software Products Corporation 1993 Stock Option Plan, as amended.

     10.7   Incentive Compensation Plan for George H. Conrades (filed with the
            Securities and Exchange Commission as Exhibit 10.14 of Registrant's
            Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, and incorporated herein by reference).

     10.8 Registrant's amended Deferred Compensation Plan for Directors (filed with the Securities and Exchange Commission as Exhibit 4 to Registration Statement No. 33-52656 on Form S-8, and incorporated herein by reference).

     10.9   Registrant's Deferred Compensation Plan for Employees (filed with the
            Securities and Exchange Commission as Exhibit 10.1 of Registrant's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

     10.10  Registrant's Executive Protection Policy (Executive, Outside
            Directorship, and Fiduciary Liability), Directors and Officers
            Liability and Reimbursements Excess Policy, Excess Directors and
            Officers Liability and Corporate Indemnification Policy, Excess
            Directors and Officers and Company Reimbursement Policy, and Excess
            Insurance Policy, each for the policy period ending December 1, 1995.

     10.11  Forms of Severance Agreement between Registrant and certain of its executive officers (filed with the Securities and Exchange Commission as Exhibit 10.17 of Registrant's Annual Report on Form 10-K for the
            fiscal year ended June 30, 1988, and incorporated herein by reference).

     10.12  Asset Purchase Agreement dated as of December 8, 1994 between
            Registrant and Cisco Systems, Inc. and Amendment No. 1 thereto (filed with the Securities and Exchange Commission as Exhibit 1 of Registrant's Current Report on Form 8-K dated January 11, 1995, and incorporated herein by reference).

     10.13  Internet Services Agreement dated June 19, 1995 among Registrant, BBN
            Planet Corporation, and AT&T Corp. (The exhibits and schedules to the agreement are not being filed herewith. Except to the extent covered by an application for an order pursuant to Rule 24b-2 under the Securities
            Exchange Act of 1934, granting confidential treatment of certain contractual provisions, which application may be filed in the future, a copy of any exhibit or schedule will be furnished supplementary to the
            Commission, upon request. A description of the exhibits and schedules identifying the contents of such exhibits and schedules is contained in the agreement.)

     10.14  Registrant's Lease, Collateral Pledge Agreement, and Financing,
            Construction, and Agency Agreement, with Fawcett Street Associates, each dated January 20, 1981 (filed with the Securities and Exchange
            Commission as Exhibit 20(a) of Registrant's Quarterly Report on Form
            10-Q for the quarter ended December 31, 1980, and incorporated herein by reference).

     10.15  Registrant's Lease with Robert A. Jones and K. George Najarian dated as of June 20, 1977 amending an Agreement dated October 18, 1973 and a
            Letter Agreement dated July 8, 1975 (filed with the Securities and
            Exchange Commission as Exhibit 1 of Registrant's Current Report on Form
            8-K dated June 20, 1977, as Exhibit 1 of Registrant's Current Report on
            Form 8-K for the month of March 1974, and as Exhibit 1 of Registrant's
            Current Report on Form 8-K for the month of July 1975, respectively, and incorporated herein by reference).

     10.16  Registrant's Lease with Technology Park VII Limited Partnership
            (executed by The Gutierrez Company, General Partner) dated as of June
            1, 1984 (filed with the Securities and Exchange Commission as Exhibit 1 of Registrant's Current Report on Form 8-K dated June 15, 1984, and incorporated herein by reference), as amended May 1, 1986 and July 23,
            1986 (exclusive of exhibits) (filed with the Securities and Exchange
            Commission as Exhibit 10.15 of Registrant's Annual Report on Form 10-K
            for the Fiscal Year ended June 30, 1986, and incorporated herein by reference).

     10.17  Registrant's Lease with CambridgePark Two Limited Partnership dated
            June 30, 1987 (filed with the Securities and Exchange Commission as
            Exhibit 1 of Registrant's Current Report on Form 8-K dated July 14,
            1987, and incorporated herein by reference).

     11.1   Calculations of net income (loss) per share.

     21.1   Subsidiaries of Registrant.

     23.1   Consent of Coopers & Lybrand L.L.P.

     27.1   Financial Data Schedule.

     (b) Reports on Form 8-K for the quarter ended June 30, 1995 filed by the Registrant were as follows:

                                      None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 1995.

                                            BOLT BERANEK AND NEWMAN INC.

                                                 /S/  GEORGE H. CONRADES
                                            By:.................................
                                                     GEORGE H. CONRADES
                                                 (PRESIDENT, CHIEF EXECUTIVE
                                                    OFFICER, AND DIRECTOR)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, each on the 28th day of September, 1995.

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

/S/  JOHN M. ALBERTINE                           Director
 ...........................................
      JOHN M. ALBERTINE

/S/  LUCIE J. FJELDSTAD                          Director
 ...........................................
      LUCIE J. FJELDSTAD

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

/S/  WILLIAM S. HURLEY                           Vice President and Controller
 ...........................................        (Principal Accounting Officer)
      WILLIAM S. HURLEY

                                                                     SCHEDULE II

                          BOLT BERANEK AND NEWMAN INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended June 30, 1995, 1994 and 1993
                             (Dollars in thousands)

---------------------------------------------------------------------------------------------------------
COLUMN A                                       COLUMN B    COLUMN C          COLUMN D           COLUMN E
---------------------------------------------------------------------------------------------------------
                                             BALANCE AT
                                              BEGINNING   CHARGED TO                           BALANCE AT
                                                     OF    COSTS AND       OTHER CHANGES           END OF
DESCRIPTION                                        YEAR     EXPENSES        ADD (DEDUCT)          YEAR(F)
---------------------------------------------------------------------------------------------------------
Allowances for Accounts Receivable:
1995.......................................   $  8,374      $  462            $(1,759)(a)        $7,077
1994.......................................      8,912         405               (943)(a)(e)      8,374
1993.......................................     10,147         703             (1,938)(a)         8,912
Inventory Reserves:
1995.......................................   $  3,296      $                 $(3,296)(d)
1994.......................................      2,795                            501(e)          3,296
1993.......................................      3,108       2,993(b)(c)       (3,306)(d)         2,795

---------------
(a) Represents writeoffs and recoveries.

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


                                LIST OF EXHIBITS

                                                                                          PAGE
                                                                                          ----
10.3    Registrant's 1983 Employee Stock Purchase Plan, as amended.
10.4    BBN Planet Corporation 1994 Stock Option Plan, as amended.
10.5    BBN HARK Systems Corporation 1995 Stock Option Plan, as amended.
10.6    BBN Software Products Corporation 1993 Stock Option Plan, as amended.
10.10   Registrant's Executive Protection (Executive, Outside Directorship, and
        Fiduciary Liability), Directors and Officers Liability and Reimbursements Excess
        Policy, Excess Directors and Officers Liability and Corporate Indemnification
        Policy, Excess Directors and Officers and Company Reimbursement Policy, and
        Excess Insurance Policy, each for the policy period ending December 1, 1995.
10.13   Internet Services Agreement dated June 19, 1995 among Registrant, BBN Planet
        Corporation, and AT&T Corp. (The exhibits and schedules to the agreement are not being filed herewith. Except to the extent covered by an application for an order pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, granting confidential treatment of certain contractual provisions, which application may be filed in the future, a copy of any exhibit or schedule will be furnished supplementary to the Commission, upon request. A description of the exhibits and schedules identifying the contents of such exhibits and schedules is contained in the agreement.)
11.1    Calculations of net income (loss) per share.
21.1    Subsidiaries of Registrant.
23.1    Consent of Coopers & Lybrand L.L.P.
27.1    Financial Data Schedule.