Form 10-Q
period 1995-09-30
BOLT BERANEK & NEWMAN INC
filed 1995-11-14
CIK 13021

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
______ Exchange Act of 1934

For the quarterly period ended September 30, 1995  or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities ______ Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number  1-6435
                        ________________________________

         BBN Corporation
_________________________________________________________________
(Exact name of registrant as specified in its charter)

         Massachusetts                            04-2164398
________________________________        _________________________
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

150 CambridgePark Drive, Cambridge, Massachusetts  02140
__________________________________________________________________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (617) 873-2000
                                                   _______________
         Bolt Beranek and Newman Inc.
_________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X          No
        -----           ______
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Number of shares of common stock, $1.00 par value, outstanding as of October 31, 1995: 17,684,211

Exhibit index appears on page 15

                            Page 1 of 17 pages

                              BBN CORPORATION
                                   INDEX


                                                         Page No.
                                                         ________
Part I. Financial Information

        Consolidated Statements of Operations -
            Three Months Ended September 30, 1995 and 1994 ..3

        Consolidated Balance Sheets -
            as of September 30, 1995 and June 30, 1995 ......4

        Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1995 and 1994 ..5

        Notes to Consolidated Financial Statements ..........6

        Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............9



Part II.Other Information

        Item 4.  Submission of Matters to a Vote of
            Security Holders................................14

        Item 6.  Exhibits and Reports on Form 8-K ..........14

        Signatures..........................................14

                      PART I.  FINANCIAL INFORMATION

                              BBN CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

Dollars in thousands, except per-share data
                                                  Three Months Ended
                                             ______________________________
                                             September 30      September 30
                                                 1995               1994
                                             ____________      ____________
Revenue:
  Services                                   $   51,568        $   44,376
  Products                                        9,558             7,367
                                             ____________      ____________
                                                 61,126            51,743
                                             ____________      ____________
Costs and expenses:
  Cost of services                               37,339            28,563
  Cost of products                                3,279             2,599
  Research and development expenses               5,660             5,888
  Selling, general and administrative expenses   25,922            16,185
                                             ____________      ____________
                                                 72,200            53,235
                                             ____________      ____________
Loss from operations                            (11,074)           (1,492)

Interest income                                   1,585               617
Interest expense                                 (1,134)           (1,126)
Minority interests                                  (69)              296
Other income (expense), net                          (9)               (3)
                                             ____________      ____________
Loss before income taxes                        (10,701)           (1,708)
Provision (benefit) for income taxes             (2,050)              100
                                             ____________      ____________

Net loss                                     $   (8,651)       $   (1,808)
                                             ============      ============

Net loss per share                           $     (.49)       $     (.11)
                                             ============      ============

Shares used in per-share calculations        17,518,000        16,614,000

                  The accompanying notes are an integral
              part of the consolidated financial statements.

                              BBN CORPORATION
                        CONSOLIDATED BALANCE SHEETS

Dollars in thousands                         September 30          June 30
                                                 1995                1995
                                             ____________       ____________
                                              (Unaudited)         (Audited)
ASSETS
Current assets:
  Cash and cash equivalents (includes        $   61,453         $  110,792
  restricted cash of $8,419 at September 30,
  1995 and $12,134 at June 30, 1995)
  Short-term investments                         37,011
  Accounts receivable, net                       57,864             53,933
  Other current assets                            8,422              3,606
                                             ____________       ____________
     Total current assets                       164,750            168,331

Property, plant and equipment, net               33,072             30,075
Goodwill, net                                    17,459             17,927
Other assets                                      2,718              3,133
                                             ____________       ____________

     Total assets                            $  217,999         $  219,466
                                             ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   10,378         $   11,596
  Accrued compensation and retirement plan        5,644              6,319
  Accrued restructuring charges                   8,840              9,216
  Other accrued costs                            23,071             15,888
  Deferred revenue                               15,491             16,914
                                             ____________       ____________
     Total current liabilities                   63,424             59,933

6% convertible subordinated debentures
  due 2012                                       73,484             71,510

Commitments and contingencies

Minority interests                                1,341              3,471

Redeemable convertible preferred stock            8,000
  of subsidiary

Shareholders' equity:
  Common stock, $1 par value, authorized:
     100,000,000 shares; issued: 22,135,216
     shares at September 30, 1995 and
     22,050,887 shares at June 30, 1995          22,135             22,051
  Additional paid-in capital                     61,371             62,664
  Foreign currency translation adjustment           365              1,307
  Retained earnings                              20,066             28,717
                                             ____________       ____________
                                                103,937            114,739
  Less shares in treasury, at cost: 4,527,464
     shares at September 30, 1995 and
     June 30, 1995                               32,187             32,187
                                             ____________       ____________
     Total shareholders' equity                  71,750             82,552
                                             ____________       ____________
     Total liabilities and shareholders'
       equity                                $  217,999         $  219,466
                                             ============       ============
                  The accompanying notes are an integral
              part of the consolidated financial statements.

                              BBN CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

Dollars in thousands                             Three  Months Ended
                                             ___________________________
                                             September 30   September 30
                                                 1995           1994
                                             ____________   ____________
Cash flows from operating activities:
  Net loss                                   $   (8,651)    $   (1,808)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                 2,925          2,393
     Amortization of goodwill and capitalized
      software                                       727            146
       Change in assets and liabilities:
       Accounts receivable                        (3,931)        (7,050)
       Other assets                               (1,343)          (992)
       Income taxes, net                          (3,452)           (48)
       Accounts payable and other liabilities      3,225          1,085
       Accrued restructuring charges                (376)        (1,162)
       Deferred revenue                           (1,423)         2,269
       Other                                        (149)            56
                                             ____________   ____________
       Total adjustments                          (3,797)        (3,303)
                                             ____________   ____________
       Net cash used by operating activities     (12,448)        (5,111)
                                             ____________   ____________
Cash used by investing activities:
  Additions to property, plant and equipment      (5,778)        (2,229)
  Short-term investments                         (37,011)
  Payments to minority owner                      (2,199)
  Payments for business acquired                                 (2,000)
                                             ____________   ____________
        Cash used by investing activities        (44,988)        (4,229)
                                             ____________   ____________
Cash provided by financing activities:
  Proceeds from employee stock purchase
    and option plans                                  97            148
  Proceeds from issuance of subsidiary
    preferred stock                                8,000
                                             ____________   ____________
        Cash provided by financing activities      8,097            148
                                             ____________   ____________
Net decrease in cash and cash equivalents        (49,339)        (9,192)
Cash and cash equivalents-beginning of period    110,792         67,115
                                             ____________   ____________
Cash and cash equivalents-end of period      $    61,453    $    57,923
                                             ============   ============
                  The accompanying notes are an integral
              part of the consolidated financial statements.

                              BBN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.Basis of Presentation

  The financial information included herein, with the exception of the consolidated balance sheet at June 30, 1995, has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for these periods, have been reflected and consist only of normal recurring accruals and a $1,700,000 charge to operations recorded in the first quarter of FY1996, which is more fully described in footnote C. The results for these periods are not necessarily indicative of the results for the full fiscal year. Certain amounts reported for the prior periods presented have been reclassified to be consistent with the current year's presentation.

  The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended June 30, 1995.

B.Segment Information

  The following is a summary of business segment information for the three months ended September 30, 1995 and 1994, respectively. All data is shown net of intersegment transactions.

                                                    Three Months Ended
                                                       September 30
                                                 _______________________
  Dollars in Thousands                              1995         1994
                                                 __________   __________

  Revenue:
   Internetworking                               $   27,793   $   23,781
   Data analysis software                            10,945        8,047
   Collaborative systems and acoustic
     technologies                                    22,388       19,915
                                                 __________   __________

                                                 $   61,126   $   51,743
                                                 ==========   ==========
  Income (loss) from operations:
   Internetworking                               $   (5,783)  $     (838)
   Data analysis software                            (4,960)        (316)
   Collaborative systems and acoustic
     technologies                                       (88)         279
   Unallocated corporate expenses                      (243)        (617)
                                                 __________   __________

                                                 $  (11,074)  $   (1,492)
                                                 ==========   ==========

  Internetworking segment results for the three months ended September 30, 1994 included revenue of approximately $4,100,000 and an operating loss of approximately $1,500,000 at LightStream Corporation. LightStream Corporation, an 80%-owned subsidiary of the Company, sold substantially all of its assets to Cisco Systems, Inc. on January 11, 1995.

                              BBN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

C.Operating Charge

  During the quarter ended September 30, 1995, the Company recorded a charge of $1,700,000 at its wholly-owned subsidiary BBN Domain Corporation which is focusing its business on networked process optimization solutions for pharmaceutical and manufacturing companies. The charge is associated with severance and related costs and is included primarily in selling, general and administrative expense. These costs are expected to be substantially paid during the quarter ending December 31, 1995.

D.Redeemable Convertible Preferred Stock of Subsidiary

  In July 1995, AT&T Venture Company, L.P. made an investment in BBN Planet Corporation by purchasing 1,000,000 shares of BBN Planet's Series A Redeemable Convertible Preferred Stock at a price of $8.00 per share. The preferred stock is subject to mandatory conversion into 1,000,000 shares of BBN Planet common stock upon an intial public offering of BBN Planet common stock, and may be put to the Company or BBN Planet at $8.00 per share within twelve months of the date of the investment.

E.Paid-in Capital

  As provided by the Company's 1986 Stock Incentive Plan, during the quarter ended September 30, 1995 the retiring chairman of the board transferred shares of the Company's common stock to the Company in payment of applicable withholding taxes in connection with the exercise of non-qualified stock options. The effect of this transaction was to reduce paid-in capital by approximately $1,400,000.

F.Commitments and Contingencies

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

  The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"); such audits can result in adjustments to contract billings. Final contract billing rates have been established for years through fiscal year 1991, except for the Company's former BBN Communications activities for which final contract billing rates have been established only through fiscal year 1984. BBN expects that any adjustments which may be made as a result of audits of fiscal years 1985 through 1995 will not have a material adverse effect on the Company's results of operations.

                              BBN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

F.Commitments and Contingencies (continued)

  In April 1991, the Company was informed that it was the subject of an investigation by U.S. government agencies of its compliance with certain government procurement policies and practices. No allegations were made by the government agencies and the Company was informed in August 1995 that the investigation had been concluded. The audit of the Company's former BBN Communications activities by the DCAA for fiscal years 1985 through 1993, which was delayed as a result of the investigation, is currently in process. U. S. government revenue for the Company's former BBN Communications activities, during the nine-year period under audit, represented approximately 40% of the Company's total U.S. government revenue.

  The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the results of these other legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.

                              BBN CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
___________
     The Company currently consists of four operating units: BBN Systems and Technologies Division, BBN Domain Corporation (formerly BBN Software Products Corporation), BBN Planet Corporation, and BBN HARK Systems Corporation. The BBN Systems and Technologies Division includes internetworking services and products, and collaborative systems and acoustic technologies for both the government and commercial markets. BBN Domain Corporation ("BBN Domain"), a wholly-owned subsidiary of the Company, is focusing its business on networked data analysis and process optimization software products for pharmaceutical and manufacturing applications. BBN Planet Corporation ("BBN Planet"), a 95%-owned subsidiary of the Company, provides managed Internet services to businesses and other organizations. BBN HARK Systems Corporation ("BBN HARK"), a wholly-owned subsidiary of the Company, is an early stage company which develops and markets commercial speech recognition software products.

     During FY1995, LightStream Corporation ("LightStream"), a previously 80%-owned subsidiary of the Company which made asynchronous transfer mode ("ATM") network switches, sold substantially all of its assets to Cisco Systems, Inc.

     A significant portion of BBN's revenue continues to be derived from its business with the U.S. government and its agencies, particularly the Department of Defense. The Company's business with the Department of Defense has been adversely affected by reduced defense spending. The Company expects overall defense budgets to continue to decline over the next several years, and anticipates attendant increased competition within the consolidating defense industry. These factors have reduced the Company's U.S. government revenue and operating margins in recent fiscal years, and this trend is expected to continue at least through FY1996, particularly in the Company's defense communications, acoustic technologies and sensor systems activities.

     For the past several years, BBN has provided network systems and services to the U.S. Department of Defense, including to the Defense Data Network ("DDN"), a common-user data network servicing the Department of Defense. In FY1991, the Defense Information Systems Agency awarded BBN a one-year contract in support of the DDN, with up to four one-year optional extentions. The Company has just completed performing under the fourth option year of that DDN contract, valued at approximately $15 million, for the contract year ended in October 1995. The Company has been awarded a six-month extension of the DDN contract, which will continue these activities through April 1996. The value of this extension award is approximately $7.5 million. The Company does not expect that this activity will continue beyond April 1996, although the Company may compete for follow-on contracts for the DDN, at reduced funding levels. Approximately $17.8 million and $20.5 million of revenue has been recorded under the DDN contract in FY1995 and FY1994, respectively. Fiscal year 1996 revenue is expected to approximate $12.7 million.

                              BBN CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

     The Company conducts its commercial businesses in environments characterized by intense competition, shortened product life cycles, and rapid technological change, which require significant research and development expenditures to develop new products and services to address emerging market requirements and to improve existing products and services.
In recent years, the Company's traditional commercial businesses, consisting principally of RS/Series data analysis software products and
X.25 network systems, have been experiencing substantially lower revenue.
The Company has discontinued sales of most of its traditional X.25 systems and products, and has substantially eliminated its development effort, and significantly reduced its selling efforts related to this business. In recent periods, the Company has invested heavily in development of new products, including the LightStream ATM switch which was sold to Cisco Systems, Inc. in January 1995, Cornerstone data analysis and visualization software, the T/10(TM) Integrated Access Device ("IAD") for computer networks, and the BBN HARK speech recognition software. The Company's T/10 IAD activities are now being primarily focused on a limited number of reseller and strategic licensing opportunities and the future success of the T/10
IAD is highly dependent on these opportunities. The Company has substantially reduced spending relating to the T/10 IAD from prior period levels. During FY1995 and the first quarter of FY1996, the Company has also made significant investments in Internet services. In support of its Internet business strategy, the Company may make acquisitions or enter into strategic alliances.

     The Company's BBN Planet subsidiary is significantly increasing its investment in the emerging market for Internet access services. In August 1994, BBN Planet acquired, from Stanford University, the Bay Area Regional Research Network, a leading provider of Internet access services in the San Francisco Bay area. In March 1995, BBN Planet acquired substantially all of the assets of the Southeastern Universities Research Association Internet service, a leading provider of Internet access services in the southeastern United States.

     In June 1995, BBN, BBN Planet, and AT&T Corp. (AT&T) entered into an agreement under which BBN Planet is to be the exclusive provider for a period of up to three years of dedicated Internet access and managed network security services to AT&T for resale to business customers in the United States of AT&T's Business Communications Services division. AT&T has agreed to purchase a minimum of $120 million of services during the first three years of the agreement. The relationship provides BBN Planet with an opportunity to accelerate the expansion of its Internet services business. In July 1995, AT&T Venture Company, L.P., a venture partnership with AT&T as the sole limited partner, made an $8.0 million investment in BBN Planet.

     The market for Internet services is rapidly expanding, and there are considerable uncertainties as to how the market will develop. The market is highly competitive, in general there are no substantial barriers to entry, and the Company expects that competition with its Internet activities will intensify in the future. The

                              BBN CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

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

     The success of BBN's Internet services will depend upon a number of factors including, the development and expansion of the market for Internet access services and products and the networks which comprise the Internet; the ability to leverage its current relationship with AT&T; the capacity, reliability, and security of its network infrastructure; its ability to develop price competitive services that meet changing customer requirements; its ability to attract and retain additional highly qualified management, technical, marketing, and sales personnel; and its ability to manage its growth.

     The Company's traditional data analysis software products, including mini-computer based versions of the Company's RS/Series software, have been affected over the last several years by a number of market changes, and the Company has experienced substantially lower RS/Series software revenue and downward pressure on prices. In response, the Company has developed desktop versions of certain RS/Series software products, and in FY1993 the Company introduced Cornerstone software, a desktop-based data analysis and visualization software tool. Sales of Cornerstone software to date have been substantially below expectations. Based upon the exclusive rights to a technology acquired from IBM during FY1995, BBN Domain is developing software designed for manufacturing process optimization methodology. The Company has refocused it traditional software activities on networked process optimization and now targets customers principally in the pharmaceutical and manufacturing industries. In connection with this effort, BBN Domain recorded a charge to operations in the quarter ended September 30, 1995 of $1.7 million.

       The Company believes that the future success of BBN Domain will depend primarily on the market acceptance of its pharmaceutical industry software products, on the successful development and acceptance of its new manufacturing process optimization methodology and continued acceptance of its data anlaysis software.

     The Company reported a loss from operations of $11.1 million for the quarter ended September 30, 1995 compared to a loss from operations of $1.5 million for the same period a year ago. The operating loss reflects continued investments in the Company's Internet services business, and includes operating losses at BBN Planet and BBN Domain of $7.2 million and $4.9 million, respectively. The loss at BBN Domain includes a $1.7 million charge associated with the refocusing of BBN Domain's business.

     The Company expects to incur a significant operating loss for its fiscal year ending June 30, 1996 as a result of its substantial investment in internetworking related activities and related significant operating losses at BBN Planet.

                              BBN CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

Revenue
_______
     Revenue for the quarter ended September 30, 1995 increased $9.4 million to $61.1 million compared to $51.7 million for the comparable quarter ended September 30, 1994. Revenues in the prior year quarter included $4.1 million associated with LightStream Corporation, a previously 80% owned subsidiary which sold all of its assets to Cisco Systems, Inc. during the third quarter of FY1995. Internetworking segment revenue increased $4.0 million reflecting increased Internet services revenue at BBN Planet of $5.4 million and $1.8 million from a technology licensing and development agreement relating to the Company's T/10 network access device and the T/40 video router. These increases were partially offset by a decline in revenue in the BBN Systems and Technologies Division's defense communications business. Revenue from the Company's data analysis software segment increased by approximately $2.9 million, reflecting higher health industry related sales. Revenue increased approximately $2.5 million in the collaborative systems and acoustic technologies segment, including an increase of $1.2 million of speech recognition products and services at BBN HARK.

Cost of Sales
_____________
     Cost of services and products as a percentage of revenue was 66% in the first quarter of FY1996 compared to 60% in the comparable period of FY1995. The increase in the cost of sales percentage is principally related to lower margins on increased internetworking services revenue.

Research and Development Expenses
_________________________________
     Research and development costs, exclusive of $2.0 million associated with LightStream in the first quarter of FY1995, increased $1.8 million during the quarter ended September 30, 1995. The increase was primarily in the data analysis software and internetworking segments.

Selling, General and Administrative Expenses
____________________________________________
     Selling, general, and administrative expenses for the three months ended September 30, 1995 increased $9.7 million from the comparable FY1995 period. Excluding LightStream in the first quarter of FY1995, the increase was $11.7 million and primarily reflects BBN's continued investment in the Company's internetworking-related activities. The increase also includes a $1.4 million charge recorded at BBN Domain to provide for employee related costs associated with the decision to refocus its business (see Note C to the consolidated financial statements). The Company anticipates continued increased spending from FY1995 levels primarily related to its commercial internetworking activities throughout FY1996.

Interest
________
     Interest income increased $1.0 million in the first quarter of FY1995 from the first quarter of FY1994. The increase is directly related to the higher level of invested cash balances, resulting from the proceeds received during the third quarter of FY1995 from the sale of LightStream.

                              BBN CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

Income Taxes
____________
     The income tax benefit recorded in the quarter ended September 30, 1995 was approximately 19% and represents the effective rate at which the Company can utilize its current operating loss to recover taxes paid in the prior year. There was no tax benefit associated with the loss in the first quarter of FY1995 since there was no tax loss carryback available to the Company. The tax provision in the first quarter of FY1995 related primarily to foreign income with no domestic credit available.

Liquidity and Capital Resources
_______________________________
     As of September 30, 1995, the Company had cash and cash equivalents and short term investments amounting to $98.5 million, a decrease of $12.3 million from June 30, 1995. The decrease relates to $12.4 million of cash used by operations, $5.8 million used for capital expenditures, and $2.2 million of payments to the minority shareholder in connection with the LightStream sale. These decreases were partially offset by $8.0 million received from AT&T Venture Company, L.P. as an investment in BBN Planet. (See Note D to the consolidated financial statements). Changes in cash balances due to fluctuation in foreign exchange rates were insignificant.

     Working capital, excluding cash and cash equivalents and short term investments, increased $5.3 million as a result of an increased level of receivables and a $3.0 million tax refund due which is included in other current assets.

     The balance of accrued restructuring costs of $8.8 million relates to the Company's FY1993 downsizing and represents excess facilities costs under long-term leases in excess of sublease income. These costs are anticipated to be liquidated in varying amounts through 2005. The Company has sublet or assigned the majority of its excess facilities under agreements with terms expiring between 1998 and 2005.

     The Company anticipates that further investments in working capital, capital equipment and selling and marketing infrastructure will be required in support of the expansion of its Internetworking-related activities. In addition, the Company may use a portion of its cash resources for acquisitions or the formation of strategic partnerships. The Company believes that its exposure to foreign currency risks is not significant.

     The Company believes that its liquidity in the form of existing cash balances is adquate to meet its operating requirements through FY1996. Currently, the Company does not have any bank lines of credit.

                        PART II. OTHER INFORMATION

                              BBN CORPORATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of shareholders of the Company held on November 6, 1995, the shareholders authorized the following proposals by the vote as noted:

                                               Number of Shares Voted
                                        ______________________________________
        Proposal                             For                    Withheld
        ________                        _____________            _____________

        Election as Director of
        Lucie J. Fjeldstad                14,282,048                   309,579

        Election as Director of
        Andrew L. Nichols                 14,284,865                   306,762

                                                                    Abstain or
                                             For        Against     Not Voting
                                          __________   _________    __________
        To amend the Company's 1986 Stock
        Incentive Plan relative to
        increase in shares                10,503,739   4,006,364        81,524

        To amend the Company's 1986 Stock
        Incentive Plan relative to non-employee
        director options                  13,737,077     722,989       131,561

        To change the corporate name      14,102,025     102,349       387,253

        Ratification of Coopers & Lybrand
        as auditors                       14,490,850      34,627        66,150

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            11.1 Computation of Net Loss Per Share
            27.1 Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             BBN Corporation
                              By           /s/Paul F. Brauneis
                                  _______________________________________
                                              Paul F. Brauneis
                                  Vice President and Corporate Controller
Date: November 14, 1995

                              BBN CORPORATION
                             LIST OF EXHIBITS

11.1 Computation of Net Loss Per Share (page 16)
27.1 Financial Data Schedule (page 17)