Form 10-K/A
period 1995-06-30
BOLT BERANEK & NEWMAN INC
filed 1995-12-27
CIK 13021

FORM 10-K/A

Amendment No. 1 to Form 10-K, filed December 26, 1995
Securities and Exchange Commission
Washington, D.C. 20549               Commission File No. 1-6435

------------------------------------------------------------------------
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1995

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                  to
                                --------------      --------------
------------------------------------------------------------------------
BBN CORPORATION (formerly Bolt Beranek and Newman Inc.)
(Exact name of registrant as specified in its charter)

Massachusetts                   04-2164398
(State of Incorporation)        (IRS Employer Identification Number)

150 CambridgePark Drive, Cambridge, Massachusetts   02140
(Address of principal executive offices)            (Zip Code)

(6l7) 873-2000
(Registrant's telephone number, including area code)
------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of each exchange on which registered

Common Stock, $1.00 par value      New York Stock Exchange

6% Convertible Subordinated
Debentures                         New York Stock Exchange

Common Stock Purchase Rights       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

    Common Stock, $1.00 par value, outstanding 9/14/95:  17,534,365 shares

------------------------------------------------------------------------

Documents Incorporated by Reference

Portions of the definitive Proxy Statement dated September 29, 1995 relating to the Annual Meeting held on November 6, 1995 are incorporated by reference into Items 10, 11, 12, and 13.

                     AMENDMENT TO APPLICATION OR REPORT

               Filed Pursuant to Section 12, 13, or 15(d) of
                    The Securities Exchange Act of 1934

                              BBN Corporation

                                Form 10-K/A
                              Amendment No. 1


The undersigned registrant hereby amends its Annual Report for the year ended June 30, 1995 on Form 10-K, as set forth in the pages attached hereto,

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



                              BBN Corporation


                              By:   Paul F. Brauneis
                                    Vice President and
                                    Corporate Controller


December 26, 1995

                               Exhibit Index
                               -------------


Exhibit
-------

23.1   Consent of Independent Accountants

99.1   Form 11-K with respect to the Bolt Beranek and Newman
       Inc. Retirement Trust