Form 10-Q
period 1995-12-31
BOLT BERANEK & NEWMAN INC
filed 1996-02-14
CIK 13021

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)
   X    Quarterly Report Pursuant to Section 13 or 15(d) of the
  ___   Securities Exchange Act of 1934

For the quarterly period ended December 31, 1995  or

        Transition Report Pursuant to Section 13 or 15(d) of the
  ___   Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number    1-6435
                       ____________________________

      BBN Corporation
_________________________________________________________
   (Exact name of registrant as specified in its charter)

      Massachusetts                          04-2164398
__________________________________           ________________
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)


150 CambridgePark Drive, Cambridge, Massachusetts          02140
______________________________________________________________________
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (617) 873-2000
                                                      ________________


______________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of a 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X         No
       ___           ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Number of shares of common stock, $1.00 par value, outstanding as of January 31, 1996: 17,798,375

Exhibit index appears on page 18

                               Page 1 of 20 pages

                                 BBN CORPORATION
                                      INDEX





                                                                  Page No.
                                                                 __________

Part I.   Financial Information

          Consolidated Statements of Operations -
               Three Months Ended December 31, 1995 and 1994         3

          Consolidated Statements of Operations -
               Six Months Ended December 31, 1995 and 1994           4

          Consolidated Balance Sheets -
               as of December 31, 1995 and June 30, 1995             5

          Consolidated Statements of Cash Flows -
               Six Months Ended December 31, 1995 and 1994           6

          Notes to Consolidated Financial Statements                 7

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  10



Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                 17

          Signatures                                                17

                         PART I.  FINANCIAL INFORMATION

                                BBN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Dollars in thousands, except per-share data

                                                      Three Months Ended
                                                  ---------------------------
                                                  December 31     December 31
                                                      1995            1994
                                                  -----------     -----------

Revenue:
  Services                                         $   56,512      $   41,016
  Products                                              6,688          10,156
                                                  -----------     -----------
                                                       63,200          51,172
                                                  -----------     -----------
Costs and expenses:
   Cost of services                                    40,489          27,439
   Cost of products                                     2,451           4,391
   Research and development expenses                    5,423           6,331
   Selling, general and administrative expenses        24,630          18,118
                                                   -----------     -----------
                                                       72,993          56,279
                                                   -----------     -----------

Loss from operations                                   (9,793)         (5,107)

Interest income                                         1,106             593
Interest expense                                       (1,125)         (1,094)
Minority interests                                        (15)            445
Other income (expense), net                                55           3,538
                                                   -----------     -----------

Loss before income taxes                               (9,772)         (1,625)

Provision (benefit) for income taxes                   (1,882)            300
                                                   -----------     -----------
Net loss                                           $   (7,890)     $   (1,925)
                                                   ===========     ===========
Net loss per share                                 $     (.45)     $     (.11)
                                                   ===========     ===========
Shares used in per-share calculations               17,694,000      16,819,000



                     The accompanying notes are an integral
                  part of the consolidated financial statements.

                                 BBN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


Dollars in thousands, except per-share data

                                                        Six Months Ended
                                                   ---------------------------
                                                   December 31     December 31
                                                       1995            1994
                                                   -----------     -----------

Revenue:
  Services                                         $  108,172      $   85,392
  Products                                             16,154          17,523
                                                   -----------     -----------
                                                      124,326         102,915
                                                   -----------     -----------
Costs and expenses:
  Cost of services                                     77,829          56,002
  Cost of products                                      5,731           6,990
  Research and development expenses                    11,083          12,219
  Selling, general and administrative expenses         50,551          34,303
                                                   -----------     -----------
                                                      145,194         109,514
                                                   -----------     -----------

Loss from operations                                  (20,868)         (6,599)

Interest income                                         2,691           1,210
Interest expense                                       (2,259)         (2,220)
Minority interests                                        (84)            741
Other income (expense), net                                47           3,535
                                                   -----------     -----------

Loss before income taxes                              (20,473)         (3,333)

Provision (benefit) for income taxes                   (3,932)            400
                                                   -----------     -----------
Net loss                                            $ (16,541)     $   (3,733)
                                                   ===========     ===========
Net loss per share                                  $    (.94)     $     (.22)
                                                   ===========     ===========
Shares used in per-share calculations               17,606,000      16,717,000



                     The accompanying notes are an integral
                  part of the consolidated financial statements.

                                 BBN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands                               December 31       June 30
                                                      1995             1995
                                                   -----------     -----------
                                                   (Unaudited)      (Audited)
ASSETS
Current assets:
  Cash and cash equivalents (includes              $    40,887     $   110,792
     restricted cash of $8,505 at December 31,
     1995 and $12,134 at June 30, 1995)
  Short-term investments                                47,281
  Accounts receivable, net                              56,500          53,933
  Other current assets                                  10,135           3,606
                                                   -----------     -----------
     Total current assets                              154,803         168,331

Property, plant and equipment, net                      34,843          30,075
Goodwill, net                                           16,992          17,927
Other assets                                             2,842           3,133
                                                   -----------     -----------
      Total assets                                 $   209,480     $   219,466
                                                   ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    11,459     $    11,596
  Accrued compensation and retirement plan               6,902           6,319
  Accrued restructuring charges                          8,466           9,216
  Other accrued costs                                   16,810          15,888
  Deferred revenue                                      19,140          16,914
                                                   -----------     -----------
     Total current liabilities                          62,777          59,933

6% convertible subordinated debentures
  due 2012                                              73,484          73,510
Commitments and contingencies
Minority interests                                       1,356           3,471
Redeemable convertible preferred stock
  of subsidiary                                          8,000

Shareholders' equity:
  Common stock, $1 par value, authorized:
     100,000,000 shares; issued: 22,301,777
     shares at December 31, 1995 and
     22,050,887 shares at June 30, 1995                 22,302          22,051
  Additional paid-in capital                            61,271          62,664
  Foreign currency translation adjustment                  300           1,307
  Retained earnings                                     12,177          28,717
                                                   -----------     -----------
                                                        96,050         114,739
  Less shares in treasury, at cost: 4,527,464 shares
     at December 31, 1995 and June 30, 1995             32,187          32,187
                                                   -----------     -----------
     Total shareholders' equity                         63,863          82,552
                                                   -----------     -----------
     Total liabilities and shareholders' equity    $   209,480     $   219,466
                                                   ===========     ===========
                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Dollars in thousands
                                                        Six  Months Ended
                                                   ---------------------------
                                                   December 31     December 31
                                                      1995            1994
                                                   -----------     -----------
Cash flows from operating activities:
  Net loss                                         $  (16,541)     $   (3,733)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                      6,030           4,733
     Amortization of goodwill and capitalized
      software                                          1,173             374
        Contract adjustments                                           (3,546)
        Change in assets and liabilities:
          Accounts receivable                          (2,567)           (298)
          Other assets                                 (2,017)         (2,347)
          Accounts payable and other liabilities        1,348           1,355
          Accrued restructuring charges                  (750)         (2,033)
          Deferred revenue                              2,225           1,971
          Income taxes, net                            (4,329)            197
          Other                                          (160)           (801)
                                                   -----------     -----------
          Total adjustments                               953            (395)
                                                   -----------     -----------
          Net cash used by operating activities       (15,588)         (4,128)

Cash used by investing activities:
  Additions to property, plant and equipment          (11,211)         (6,112)
  Purchases of short-term investments                 (74,466)
  Redemptions of short-term investments                27,185
  Payments to minority owner                           (2,199)
  Acquisition of BARRNET                                               (2,000)
                                                   -----------     -----------
       Cash used by investing activities              (60,691)         (8,112)
                                                   -----------     -----------
Cash provided (used) by financing activities:
  Issuance of subsidiary preferred stock                8,000
  Employee stock purchase and option plans             (1,626)          1,697
                                                   -----------     -----------
       Net cash provided by financing activities        6,374           1,697
                                                   -----------     -----------

Net decrease in cash and cash equivalents             (69,905)        (10,543)
Cash and cash equivalents-beginning of period         110,792          67,115
                                                   -----------     -----------
Cash and cash equivalents-end of period            $   40,887      $   56,572
                                                   ===========     ===========
Supplemental cash flow information:
  Interest paid                                    $    2,205      $    2,205
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

B.  Segment Information

The following is a summary of business segment information for the three and six months ended December 31, 1995 and 1994, respectively. All data is shown net of intersegment transactions.

                                  Three Months Ended        Six Months Ended
                                      December 31              December 31
                                 ---------------------    ---------------------
    Dollars in thousands            1995        1994         1995        1994
                                 ---------   ---------    ---------   ---------
    Revenue:
     Internetworking             $  32,428   $  22,831    $  60,221   $  46,612
     Data analysis software          8,592       8,330       19,537      16,377
     Collaborative systems and
      acoustic technologies         22,180      20,011       44,568      39,926
                                 ---------   ---------    ---------   ---------
                                 $  63,200   $  51,172    $ 124,326   $ 102,915
                                 =========   =========    =========   =========

    Income (loss) from operations:
     Internetworking             $ (4,805)   $ (2,527)    $(10,588)   $ (3,367)
     Data analysis software        (2,943)     (1,962)      (7,903)     (2,278)
     Collaborative systems and
      acoustic technologies        (1,335)        178       (1,423)        459
     Unallocated corporate
      expenses                       (710)       (796)        (954)     (1,413)
                                 ---------   ---------    ---------   ---------
                                 $ (9,793)   $ (5,107)    $(20,868)   $ (6,599)
                                 =========   =========    =========   =========

Internetworking segment results for the three and six months ended December 31, 1994 included revenue of approximately $4,300,000 and $8,400,000, respectively, and an operating loss of approximately $2,200,000 and $3,700,000, respectively, at LightStream Corporation. LightStream Corporation, an 80%-owned subsidiary of the Company, sold substantially all of its assets to Cisco Systems, Inc. on January 11, 1995.

                                BBN CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

C.   Operating Charge

During the three months ended September 30, 1995, the Company recorded a charge of $1,700,000 at its wholly owned subsidiary BBN Domain Corporation which is focusing its business on networked process optimization solutions for pharmaceutical and manufacturing companies. The charge is associated with severance and related costs and is included primarily in selling, general and administrative expense. These costs were substantially paid during the three months ended December 31, 1995.

D.   Paid-in Capital

As provided by the Company's 1986 Stock Incentive Plan, during the six months ended December 31, 1995 the retiring chairman of the board and certain other executive officers of the Company transferred shares of the Company's common stock to the Company in payment of applicable withholding taxes in connection with the exercise of non-qualified stock options. The effect of these transactions was to reduce paid-in capital by approximately $3,436,000.

E.   Commitments and Contingencies

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

                                BBN CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

E.   Commitments and Contingencies (continued)

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the results of these other legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.

F.   Subsequent Event

On January 23, 1996 the Company announced plans to combine its internetworking operations including the merger of its 95%-owned subsidiary BBN Planet Corporation ("BBN Planet") and its wholly owned subsidiary BBN HARK Systems Corporation ("BBN HARK") into BBN Corporation. BBN Domain remains a wholly
owned subsidiary of the Company.   The Company is presently in discussion with
the minority common shareholders of BBN Planet and BBN Planet's preferred shareholder, AT&T Venture Company, L.P., to convert their respective common and preferred stock investments in BBN Planet into common stock of BBN Corporation. The conversion is not expected to result in a charge to operations.

In connection with the reorganization, employee stock options previously granted to BBN Planet and BBN HARK employees will be exchanged for options of BBN Corporation. It is expected that the exchange will result in the issuance of approximately 225,000 BBN options which will vest principally over a twelve-month period. The exchange of the BBN Planet options is expected to result in the issuance of approximately 219,000 BBN options at a price below market value at the time of issuance and will result in a charge to operations of approximately $2,500,000 which will be charged to expense over the vesting period.

The Company expects to record additional costs in its third quarter of FY1996 to recognize the impact of implementing its plan. The aggregate amount of such costs is not yet determinable.

G.   Recent Pronouncement

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's FY1997 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company expects to continue accounting for its stock-based compensation in accordance with the provisions of APB 25. As such, the adoption of SFAS No. 123 will not impact the Company's financial position or the results of operations.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------
     This Report includes certain forward-looking statements about the Company's revenue growth, including from its Internet-related activities, expected expenses and operating losses, and possible capital needs. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in the appropriate sections of this Report and in the Company's Report on Form 10-K for its fiscal year ended June 30, 1995 filed with the Securities and Exchange Commission.

The Company
-----------
     As of December 31, 1995, the Company consisted of four operating units:
BBN Systems and Technologies Division, BBN Domain Corporation, BBN Planet Corporation, and BBN HARK Systems Corporation. The BBN Systems and Technologies Division includes internetworking services and products, and collaborative systems and acoustic technologies for both the government and commercial markets. BBN Domain Corporation ("BBN Domain"), a wholly owned subsidiary of the Company, is focusing its business on data analysis and process optimization software products for pharmaceutical and manufacturing applications. BBN Planet Corporation ("BBN Planet"), currently a 95%-owned subsidiary of the Company, provides managed Internet services to businesses and other organizations. BBN HARK Systems Corporation ("BBN HARK"), a wholly owned subsidiary of the Company, is an early stage company which develops and markets commercial speech recognition software products.

     During FY1995, LightStream Corporation ("LightStream"), a previously 80%- owned subsidiary of the Company which made asynchronous transfer mode ("ATM") network switches, sold substantially all of its assets to Cisco Systems, Inc.

     On January 23, 1996 the Company announced plans to combine its internetworking operations including the merger of its BBN Planet and BBN HARK subsidiaries into BBN Corporation. The Company believes this strategy will enable BBN to focus principally on a broad range of Internet capabilities and to develop new Internet related offerings for businesses and other organizations. To achieve this objective, the Company will combine its Internet-related activities into two principal business units, BBN Planet and BBN Systems and Technologies. The Company's reorganized BBN Planet business unit will include the Company's Internet access network operations, the America Online ("AOL") network management contract and related dial-up capabilities, and will be responsible for BBN's Internet offerings to business customers. The Company's reorganized BBN Systems and Technologies business unit will focus on creating next-generation technology for advanced Internet applications and will continue to provide networking solutions and contract research and development principally for the federal government. The Company's commercial speech recognition activities, currently undertaken by BBN HARK, will be integrated into BBN Systems and Technologies. Time Warner Cable has

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

notified BBN HARK that it has decided to redirect its resources away from voice recognition and toward the development of applications for its Full Service Network interactive cable television service that are higher on its customer priority list, and that will provide more immediate benefits to its customers. As a result, BBN HARK has concluded its efforts to develop systems design for integrating speech recognition into Time Warners's
Full Service Network. BBN Domain remains a wholly owned subsidiary of the Company, focusing on process optimization and clinical trial software for manufacturing and pharmaceutical customers.

     The Company has begun the reorganization process and expects the new organizational structure to be substantially implemented by March 31, 1996. In connection with the Company's decision to reorganize its business units, the Company expects to record a charge to operations in the third quarter ending March 31, 1996. Additionally, the Company expects to exchange subsidiary options for BBN options, certain of which will be granted at a price below fair market value; the resulting charge to operations will be accrued over the vesting period of the BBN options (see Note F to the consolidated financial statements).

     The following discussion of the results of operations for the three and six month periods ended December 31, 1995 is based upon the organizational structure in place during those periods and the comparable periods ended December 31, 1994.

     Approximately one-half of BBN's revenue continues to be derived from its business with the U.S. government and its agencies, particularly the Department of Defense. The Company's business with the Department of Defense has been adversely affected by significant changes in defense spending. The Company expects overall defense budgets to continue to decline over the next several years, and anticipates continued increased competition within the consolidating defense industry. These factors have reduced the Company's
U.S. government revenue and operating margins in recent fiscal years; the declining trend with respect to operating margins is expected to continue at least through FY1996, particularly in the Company's defense communications and acoustic activities.

     For the past several years, BBN has provided network systems and services to the U.S. Department of Defense, including the Defense Data Network ("DDN"), a common-user data network servicing the Department of Defense. In FY1991, the Defense Information Systems Agency awarded BBN a one-year contract in support of the DDN, with up to four one-year optional extensions. The Company

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

has completed performing under the fourth option year of that DDN contract, valued at approximately $15 million, for the contract year ended in October 1995. The Company is currently performing under a six-month extension of the DDN contract, which will continue these activities through April 1996. The value of this extension award is approximately $7.5 million. The Company does not expect that this activity will continue beyond April 1996, although the Company may compete for follow-on contracts for the DDN, at reduced funding levels. Approximately $17.8 million and $20.5 million of revenue has been recorded under the DDN contract in FY1995 and FY1994, respectively. Fiscal year 1996 revenue is expected to approximate $12.7 million.

     The Company conducts its commercial businesses in environments characterized by intense competition, shortened product life cycles, and rapid technological change, which require significant research and development expenditures to develop new products and services to address emerging market requirements and to improve existing products and services. In recent years, the Company's traditional commercial businesses have been experiencing substantially lower revenue. The Company has discontinued sales of most of its traditional X.25 systems and products, and has substantially eliminated its development effort, and significantly reduced its selling efforts related to this business. In recent periods, the Company has invested heavily in development of new products, including the LightStream ATM switch which was sold to Cisco Systems, Inc. in January 1995, Cornerstone data analysis and visualization software, the T/10 Integrated Access Device ("IAD") for computer networks, and the BBN HARK speech recognition software. The Company's T/10 IAD activities are now being primarily focused on a limited number of reseller and strategic licensing opportunities and the future success of the T/10 IAD is highly dependent on these opportunities. The Company has substantially reduced spending relating to the T/10 IAD from prior period levels.

     During FY1995 and the first two quarters of FY1996, the Company has also made significant investments in Internet services. In support of its Internet business strategy, the Company may make acquisitions or enter into strategic alliances. In June 1995, BBN, BBN Planet, and AT&T Corp. ("AT&T") entered into an agreement under which BBN Planet is to be the exclusive provider for a period of up to three years of dedicated Internet access and managed network security services to AT&T for resale to business customers in the United States of AT&T's Business Communications Services division. In addition to certain other termination provisions, AT&T may cancel the agreement in the event either BBN or BBN Planet merges with, or becomes controlled by, another telecommunications carrier or an on-line service provider and has the right to terminate the exclusivity obligation and to withhold other financial benefits in certain other situations. In July 1995, AT&T Venture Company, L.P., a venture partnership with AT&T as the sole limited partner, invested $8.0 million in BBN Planet (see Note F to the consolidated financial statements).

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

     The Company expects continued revenue growth from its Internet-related activities for the remainder of FY1996. An increasing percentage of the Company's revenue is derived from Internet-related services, and the Company believes that the success of its Internet services efforts will depend upon a number of factors, including the development and expansion of the market for Internet access services and products and the networks which comprise the Internet; the Company's ability to continue and expand its current relationships with AT&T and AOL; the timely establishment of additional strategic relationships for providing the Company's Internet-related services; the capacity, reliability, cost and security of the Company's network infrastructure; its ability on a timely basis to develop and provide new or enhanced Internet-related offerings for businesses and organizations, at competitive prices, that meet changing customer requirements; its ability to attract and retain additional highly qualified management, technical, marketing, and sales personnel; and its ability to manage its growth. In addition, the Company may need to raise additional capital in order to finance its Internet-related capital requirements. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all.

     The Company's traditional data analysis software products, including mini-computer based versions of the Company's RS/Series software, have been affected over the last several years by a number of market changes, and the Company has experienced substantially lower RS/Series software revenue and downward pressure on prices. In response, the Company has developed desktop versions of certain RS/Series software products, and in FY1993 the Company introduced Cornerstone software, a desktop-based data analysis and visualization software tool. Sales of Cornerstone software to date have been substantially below expectations. Based upon the rights to a technology acquired from IBM during FY1995, BBN Domain is developing software designed for manufacturing process optimization. The Company has refocused its traditional software activities on networked process optimization and now targets customers principally in the pharmaceutical and manufacturing industries. In connection with this effort, BBN Domain recorded a charge to operations in the quarter ended September 30, 1995 of $1.7 million (see Note C to the consolidated financial statements).

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     The Company believes that BBN Domain's performance will depend primarily on the timely development and market acceptance of its pharmaceutical industry software products and its new manufacturing process optimization methodology, along with continued acceptance of its data analysis software products.

     The Company reported a loss from operations of $9.8 million and $20.9 million for the three and six months ended December 31, 1995, respectively, compared to a loss from operations of $5.1 million and $6.6 million for the comparable periods a year ago. The operating losses reflect continued investments in the Company's Internet services business, and includes year-to-date operating losses at BBN Planet Corporation and BBN Domain of $13.6 million and $7.9 million, respectively. The loss at BBN Domain includes a first quarter charge of $1.7 million associated with the refocusing of BBN Domain's business.

     The Company expects to incur significant operating losses for its fiscal year ending June 30, 1996 as a result of its substantial investment and operating losses in Internet-related activities and operating losses at BBN Domain.

Revenue
-------
     Revenue for the three months ended December 31, 1995 increased $12.0 million to $63.2 million compared to $51.2 million for the comparable three months ended December 31, 1994. Revenue in the prior year period included $4.3 million associated with LightStream Corporation, a previously 80%-owned subsidiary which sold all of its assets to Cisco Systems, Inc. during the third quarter of FY1995. Excluding LightStream Corporation, internetworking segment revenue increased $13.9 million primarily reflecting increased
Internet services revenue of $12.2 million at BBN Planet Corporation and from the AOL network management contract.

     Revenue for the six months ended December 31, 1995 increased $21.4 million to $124.3 million compared to $102.9 million for the comparable six months ended December 31, 1994. Revenue in the prior year period included $8.4 million associated with LightStream Corporation. Excluding LightStream Corporation, internetworking segment revenue increased $22.1 million primarily reflecting increased Internet services revenue of $19.6 million at BBN Planet Corporation and from the AOL network management contract. Revenue from the Company's data analysis software and collaborative systems segments also increased.

Cost of Sales
-------------
     Cost of services and products as a percentage of revenue for the three and six months ended December 31, 1995 was 68% and 67%, respectively, compared to 62% and 61%, respectively, for the comparable prior year periods. The increase in the cost of sales percentages is principally related to lower margins on increased internetworking services revenue with lower value-added content.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Research and Development Expenses
---------------------------------
     Research and development costs (exclusive of $1.9 million and $3.9 million, respectively, associated with LightStream in the three and six months ended December 31, 1994) increased $1.0 million and $2.8 million, respectively, during the three and six months ended December 31, 1995. The increases were primarily in the data analysis software and internetworking segments.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general, and administrative expenses for the three and six months ended December 31, 1995 increased $6.5 million and $16.2 million, respectively, from the comparable FY1995 periods. Excluding LightStream in the FY1995 periods, the increases were $8.3 million and $20.1 million, respectively, and primarily reflect BBN's continued investment in the sales and marketing efforts of the Company's internetworking-related activities. The increase also includes $1.4 million of the charge recorded in the six-month period at BBN Domain to provide for employee related costs associated with the decision to refocus its business (see Note C to the consolidated financial statements). The Company anticipates continued growth from FY1995 levels primarily related to its commercial internetworking activities throughout FY1996.

Interest
--------
     Interest income for the three and six months ended December 31, 1995 increased $0.5 million and $1.5 million, respectively, from the comparable FY1995 periods. The increases are directly related to the higher level of invested cash balances, resulting from the proceeds received during the third quarter of FY1995 from the sale of LightStream.

Other Income
------------
     In December 1994, the Company settled a claim with the U.S. government for approximately $0.7 million. This settlement resulted in an approximately $2.6 million reduction in liabilities and is included in other income for the three and six months ended December 31, 1994.

     Other income for the three and six months ended December 31, 1994 also includes approximately $0.9 million resulting from lower than expected costs associated with a previously divested contract.

Income Taxes
------------
     The income tax benefits recorded in the three and six month periods ended December 31, 1995 were approximately 19% and represent the effective rate at which the Company can utilize its FY1996 operating loss, up to a specified maximum, to recover taxes paid in the prior year. There was no tax benefit associated with the loss in the six-month period of FY1995 since there was no tax loss carryback available to the Company. The tax provision in the six-month period of FY1995 related primarily to foreign income with no domestic credit available.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Liquidity and Capital Resources
-------------------------------
     As of December 31, 1995, the Company had cash and cash equivalents and short term investments amounting to $88.2 million, a decrease of $22.6 million from June 30, 1995. The decrease includes $15.6 million used by operations, $11.2 million used for capital expenditures, and $2.2 million of payments to the minority shareholder in connection with the LightStream sale. These decreases were partially offset by $8.0 million received from AT&T Venture Company, L.P. as an investment in BBN Planet. (See Note F to the consolidated financial statements). Changes in cash balances due to fluctuation in foreign exchange rates were insignificant.

     Working capital, excluding cash and cash equivalents and short-term investments, increased $6.3 million as a result of an increased level of receivables and a $4.3 million tax refund due which is included in other current assets.

     The balance of accrued restructuring costs of $8.5 million relates to the Company's FY1993 downsizing and represents excess facilities costs under long-term leases in excess of sublease income. These costs are anticipated to be liquidated in varying amounts through 2005. The Company has sublet or assigned the majority of its excess facilities under agreements with terms expiring between 1998 and 2005.

     The Company's capital requirements which include the costs for building its Internet network infrastructure, for further investments in working capital, other capital equipment and selling and marketing infrastructure, and for pursuing potential investments, acquisitions and other expansion opportunities are expected to be significant. The Company believes that its existing cash balances are adequate to meet its requirements through FY1996. The Company may need to raise additional capital from equity and/or debt sources in order to finance its anticipated growth and capital requirements beyond FY1996. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. Currently, the Company does not have any bank lines of credit.

                           PART II. OTHER INFORMATION

                                BBN CORPORATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                11.1   Computation of Net Loss Per Share
                27.1   Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                  BBN Corporation

                                    By      /s/   Paul F. Brauneis
                                       _______________________________________
                                                  Paul F. Brauneis
                                       Vice President and Corporate Controller


Date: February 14, 1996

                                BBN CORPORATION
                                LIST OF EXHIBITS


11.1   Computation of Net Loss Per Share (page 19)
27.1   Financial Data Schedule (page 20)