Form 10-Q
period 1996-03-31
BOLT BERANEK & NEWMAN INC
filed 1996-05-15
CIK 13021

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
- -----     Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996  or

          Transition Report Pursuant to Section 13 or 15(d) of the
- -----     Securities Exchange Act of 1934

For the transition period from        to
                               ------    ------

Commission file number      1-6435
                       ----------------

          BBN Corporation
- -------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

          Massachusetts                                04-2164398
- ----------------------------------             --------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

150 CambridgePark Drive, Cambridge, Massachusetts             02140
- -------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (617) 873-2000
                                                      -------------------

- -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X           No
        -----           -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of shares of common stock, $1.00 par value, outstanding as of April 30, 1996: 17,828,043

Exhibit index appears on page 20

                              Page 1 of 34 pages

                                BBN CORPORATION
                                     INDEX





                                                                  Page No.

Part I.   Financial Information

          Consolidated Statements of Operations -
             Three Months Ended March 31, 1996 and 1995..............3

          Consolidated Statements of Operations -
             Nine Months Ended March 31, 1996 and 1995...............4

          Consolidated Balance Sheets -
             as of March 31, 1996 and June 30, 1995..................5

          Consolidated Statements of Cash Flows -
             Nine Months Ended March 31, 1996 and 1995...............6

          Notes to Consolidated Financial Statements.................7

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................12



Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K..................19

          Signatures.................................................19




          Note: Page references relate solely to this document in its traditional filing format.

                        PART I.  FINANCIAL INFORMATION

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Dollars in thousands, except per-share data

                                                       Three Months Ended
                                                 ------------------------------
                                                   March 31          March 31
                                                     1996              1995
                                                 ------------      ------------
Revenue:
  Services                                       $    60,440       $    42,954
  Products                                            10,907             9,003
                                                 ------------      ------------
                                                      71,347            51,957
                                                 ------------      ------------
Costs and expenses:
  Cost of services                                    46,349            30,799
  Cost of products                                     3,903             2,353
  Research and development expenses                    6,447             6,613
  Selling, general and administrative expenses        24,104            17,789
  Goodwill write-off and other charges                20,718
                                                 ------------      ------------
                                                     101,521            57,554
                                                 ------------      ------------

Loss from operations                                 (30,174)           (5,597)

Interest income                                        1,186             1,724
Interest expense                                      (1,077)           (1,103)
Minority interests                                       (24)          (11,826)
Other income (expense), net                              (74)          105,096
                                                 ------------      ------------

Income (loss) before income taxes                    (30,163)           88,294

Provision (benefit) for income taxes                  (1,022)           13,827
                                                 ------------      ------------

Net income (loss)                                $   (29,141)      $    74,467
                                                 ============      ============

Net income (loss) per share                      $     (1.64)      $      4.11
                                                 ============      ============

Shares used in per-share calculations             17,802,000        18,118,000


                  The accompanying notes are an integral
              part of the consolidated financial statements.

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

Dollars in thousands, except per-share data
                                                       Nine Months Ended
                                                 -----------------------------
                                                   March 31         March 31
                                                     1996             1995
                                                 ------------     ------------
Revenue:
  Services                                       $   168,635      $   128,346
  Products                                            27,038           26,526
                                                 ------------     ------------
                                                     195,673          154,872
                                                 ------------     ------------
Costs and expenses:
  Cost of services                                   124,177           86,801
  Cost of products                                     9,633            9,343
  Research and development expenses                   17,530           18,832
  Selling, general and administrative expenses        74,656           52,092
  Goodwill write-off and other charges                20,718
                                                 ------------     ------------
                                                     246,714          167,068
                                                 ------------     ------------

Loss from operations                                 (51,041)         (12,196)

Interest income                                        3,877            2,934
Interest expense                                      (3,336)          (3,323)
Minority interests                                      (108)         (11,085)
Other income (expense), net                              (28)         108,631
                                                 ------------     ------------

Income (loss) before income taxes                    (50,636)          84,961

Provision (benefit) for income taxes                  (4,954)          14,227
                                                 ------------     ------------

Net income (loss)                                $   (45,682)     $    70,734
                                                 ============     ============

Net income (loss) per share                      $     (2.59)     $      3.96
                                                 ============     ============

Shares used in per-share calculations             17,670,000       17,864,000



                  The accompanying notes are an integral
              part of the consolidated financial statements.

                                BBN CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                     March 31        June 30
                                                       1996            1995
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)
ASSETS
Current assets:
   Cash and cash equivalents (includes restricted
     cash of $4,646 at March 31, 1996 and $12,134
     at June 30, 1995)                             $    36,021     $   110,792
   Short-term investments                               36,442
   Accounts receivable, net                             67,309          53,933
   Other current assets                                 11,183           3,606
                                                   ------------    ------------
     Total current assets                              150,955         168,331

Property, plant and equipment, net                      39,831          30,075
Goodwill, net                                                           17,927
Other assets                                             2,634           3,133
                                                   ------------    ------------
     Total assets                                  $   193,420     $   219,466
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $    12,866     $    11,596
   Accrued compensation and retirement plan              7,265           6,319
   Accrued restructuring charges                         7,726           9,216
   Other accrued costs                                  24,015          15,888
   Deferred revenue                                     22,794          16,914
                                                   ------------    ------------
     Total current liabilities                          74,666          59,933

6% convertible subordinated debentures due 2012         73,170          73,510

Commitments and contingencies
Minority interests                                         752           3,471
Subsidiary redeemable convertible preferred stock        8,000

Shareholders' equity:
   Common stock, $1 par value, authorized:
     100,000,000 shares; issued: 22,352,107 shares at
     March 31, 1996 and 22,050,887 shares at
     June 30, 1996                                      22,352          22,051
   Additional paid-in capital                           62,954          62,664
   Foreign currency translation adjustment                 678           1,307
   Retained earnings (deficit)                         (16,965)         28,717
                                                   ------------    ------------
                                                        69,019         114,739
   Less shares in treasury, at cost: 4,527,464
     shares at March 31, 1996 and June 30, 1995         32,187          32,187
                                                   ------------    ------------
     Total shareholders' equity                         36,832          82,552
                                                   ------------    ------------
     Total liabilities and shareholders' equity    $   193,420     $   219,466
                                                   ============    ============

                    The accompanying notes are an integral
                part of the consolidated financial statements.

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
Dollars in thousands                                    Nine  Months Ended
                                                   ----------------------------
                                                     March 31        March 31
                                                       1996            1995
                                                   ------------    ------------
Cash flows from operating activities:
   Net income (loss)                               $   (45,682)    $    70,734
   Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
       Depreciation and amortization                     9,569           6,919
       Amortization of goodwill and
         capitalized software                            1,238             465
       Contract adjustments                                             (3,546)
       Gain from LightStream sale                                     (105,096)
       Minority interest                                   108          11,085
       Goodwill write-off and other charges             20,718
         Change in assets and liabilities:
         Accounts receivable                           (13,376)         (6,163)
         Other assets                                   (1,972)           (616)
         Accounts payable and other liabilities          8,672           2,169
         Restructuring expenditures                     (1,490)         (2,968)
         Deferred revenue                                5,880           3,061
         Income taxes payable (refundable)              (5,300)         12,594
         Other                                          (1,270)            102
                                                   ------------    ------------
         Total adjustments                              22,777         (81,994)
                                                   ------------    ------------
             Net cash used by operating activities     (22,905)        (11,260)

Cash flows from investing activities:
   Proceeds from LightStream sale                                       98,200
   Restricted cash                                                     (12,069)
   Additions to property, plant and equipment          (19,417)        (11,313)
   Purchases of short-term investments, net            (36,442)
   Payments to minority owner of LightStream            (2,827)
   Acquisition of SURAnet                                              (12,960)
   Acquisition of BARRNet                                               (2,000)
             Net cash provided (used) by           ------------    ------------
               investing activities                    (58,686)         59,858
                                                   ------------    ------------
Cash flows from financing activities:
   Issuance of subsidiary preferred stock                8,000
   Employee option and stock purchase plans, net        (1,180)          2,863
                                                   ------------    ------------
             Net cash provided by financing activities   6,820           2,863
                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents   (74,771)         51,461
Cash and cash equivalents - beginning of period        110,792          67,115
                                                   ------------    ------------
Cash and cash equivalents - end of period          $    36,021     $   118,576
                                                   ============    ============
Supplemental cash flow information:
   Interest paid                                   $     2,205     $     2,205
                                                   ============    ============
                    The accompanying notes are an integral
                 part of the consolidated financial statements

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation

          The financial information included herein, with the exception of the consolidated balance sheet at June 30, 1995, has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for these periods have been reflected and consist only of normal recurring accruals, a $20,718,000 charge to operations recorded in the third quarter of FY1996 (which is more fully described in Footnote C), and a $1,700,000 charge to operations recorded in the first quarter of FY1996 (which is more fully described in Footnote D). The results for these periods are not necessarily indicative of the results for the full fiscal year. Certain amounts reported for the prior periods presented have been reclassified to be consistent with the current year's presentation.

          The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended June 30, 1995.

B.   Pending Reorganization

          On January 23, 1996 the Company announced plans to combine its internetworking operations including the merger of its 95%-owned subsidiary BBN Planet Corporation ("BBN Planet") and its wholly owned subsidiary BBN HARK Systems Corporation ("BBN HARK") into BBN Corporation. BBN Domain Corporation ("BBN Domain") remains a wholly owned subsidiary of
     the Company.   The Company is currently in discussions with the minority
     shareholders of BBN Planet, including AT&T Venture Company, L.P., which currently owns 1,000,000 shares of the Series A Convertible Preferred Stock of BBN Planet, to determine the number of shares of the common stock of the Company the Company would issue to such holders in exchange for their shares of BBN Planet upon the combination of BBN Planet with the Company.

          In exchange for an agreement to cancel the outstanding options to purchase shares of common stock of BBN Planet and BBN HARK, the Company has agreed to grant substitute options to holders of BBN Planet and BBN HARK options. The exchange, when completed, will result in the issuance of approximately 225,000 BBN options which will vest principally over a twelve-month period. The exchange of the BBN Planet options will result in the issuance of approximately 219,000 BBN options at a price below market value and will result in a charge to operations of approximately $2,400,000 which will be charged to expense over the vesting period, of which $1,500,000 was recorded in the third quarter of FY1996. See Footnote C to the consolidated financial statements.

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

C.   Goodwill Write-Off and Other Charges

          In the third quarter of FY1996, the Company recorded a charge of approximately $20,718,000 to write off goodwill previously recorded in connection with the acquisitions of BARRNet and SURAnet in August 1994 and March 1995, respectively, and certain other costs and employee related expenses in connection with its announced reorganization (see Footnote B to the consolidated financial statements). The goodwill write-off was precipitated by a business evaluation, which included a review of the Company's current Internet-related business in comparison to expectations established at the time of the acquisitions. The Internet services market has changed significantly and is continuing to develop rapidly, including the emergence of new competition, increasing downward pressure on prices, rapidly changing technology, and frequent new product and service introductions. In response to this dynamic market and the opportunities which it presents, the Company decided to reorganize its business units, as described in Footnote B to the consolidated financial statements, to principally focus on the Internet. The amount of the charge was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121") which was issued by the Financial Accounting Standards Board in March 1995. SFAS 121 requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of the assets.

D.   Operating Charge

          During the three months ended September 30, 1995, the Company recorded a charge of $1,700,000 at BBN Domain which is focusing its business on networked process optimization solutions for pharmaceutical and manufacturing companies. The charge is associated with severance and related costs and is included primarily in selling, general and administrative expense. These costs were substantially paid during the six months ended March 31, 1996.

E.   Paid-in Capital

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

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

F.   Supplemental Information by Business Unit

          The following is a summary of revenue and operating income (loss) by business unit for the three and nine months ended March 31, 1996 and 1995, presented on an as reorganized basis: Systems and Technologies provides networking solutions for the federal government, performs contract research and development and includes the BBN HARK business; Internet activities includes BBN Planet's Internet access and value-added services business and the America Online contract; BBN Domain focuses on process optimization and clinical trial software for manufacturing and pharmaceutical customers; and LightStream Corporation, an 80%-owned subsidiary of the Company, sold substantially all of its assets on January 11, 1995.

Dollars in Thousands               Three Months Ended      Nine Months Ended
                                        March 31                March 31
                                 ----------------------  ----------------------
                                    1996        1995        1996        1995
Revenue:                         ----------  ----------  ----------  ----------
   Systems and Technologies      $  40,976   $  38,475   $ 119,689   $ 112,091
   Internet activities              20,557       4,113      47,382       9,815
   Domain                           10,529      10,230      30,066      26,607
   LightStream Corporation                                               8,445
   Intercompany eliminations          (715)       (861)     (1,464)     (2,086)
                                 ----------  ----------  ----------  ----------
                                 $  71,347   $  51,957   $ 195,673   $ 154,872
                                 ==========  ==========  ==========  ==========
 Income (loss) from operations:
    Systems and Technologies     $      80   $     105   $   2,370   $   2,628
    Internet activities             (8,597)     (3,192)    (23,455)     (5,815)
    Domain                            (922)     (1,468)     (8,825)     (3,746)
    LightStream Corporation                                             (3,689)
    Goodwill write-off and other
      charges                      (20,718)                (20,718)
    Unallocated corporate
      expense, net                     (17)     (1,042)       (413)     (1,574)
                                 ----------  ----------  ----------  ----------
                                 $ (30,174)  $  (5,597)  $ (51,041)  $ (12,196)
                                 ==========  ==========  ==========  ==========

G.   Commitments and Contingencies

          The Company, like other companies doing business with the U.S. government, is subject to routine audit, and in certain circumstances to inquiry, review, or investigation, by U.S. government agencies, of its compliance with government procurement policies and practices. Based upon government procurement regulations, under certain circumstances a contractor violating or not complying with procurement regulations can be subject to legal or administrative proceedings, including fines and penalties, as well as be suspended or debarred from contracting with the government. The institution of such proceedings against the Company could, and suspension or debarment from contracting with the government would, materially adversely affect the Company's business, financial condition, and results of operations. The Company's policy has been and continues to be to conduct its activities in compliance with all applicable rules and regulations.

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

G.   Commitments and Contingencies (continued)

          The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"); such audits can result in adjustments to contract billings. Final contract billing rates for the Company have been established and billings audited for years through fiscal year 1991, except for the Company's former BBN Communications activities, for which final contract billing rates have been established and billings audited only through fiscal year 1984. The audit by DCAA of the Company's former BBN Communications activities for fiscal years 1985 through 1993, which had been delayed, is currently in progress. U.S. government revenue for BBN Communications activities during the nine-year period under audit represented approximately 40% of the Company's total U.S. government revenue during the period. DCAA has advised the Company that, based upon DCAA's interpretations of government contract regulations, DCAA intends to recommend to the responsible governmental administrative contracting officer that adjustments to BBN Communications contract billings be made which, if asserted and sustained upon appeal, would have a material adverse effect on the Company's financial condition and results of operations. The amount of any adjustments which may ultimately be asserted by the administrative contracting officer following receipt of the DCAA recommendations is not currently determinable. The Company and its counsel believe that DCAA's intended recommendations, in substantial part, are based upon incorrect interpretations of government contract regulations and are inconsistent with decided cases. The Company expects that any adjustments which may ultimately be asserted and sustained on appeal as a result of audits of the Company's fiscal years 1985 through 1995 (including the 1985 through 1993 period for BBN Communications) will not have a material adverse effect on the Company's financial condition and results of operations.

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

H.   Recent Pronouncement

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

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

I.   Subsequent Event

          In April 1996, the Company entered into a capital lease agreement to finance certain equipment acquisitions. The total cost of the assets to be covered by the lease is limited to $15,000,000. The agreement includes a sale and leaseback of assets purchased during the nine months ended March 31, 1996 of approximately $7,000,000, and an $8,000,000 commitment for assets to be purchased through September 30, 1996. Assets acquired under the lease serve to collateralize the debt. Each borrowing bears interest at an effective rate of 8.5% and has a term of thirty-six months, with principal and interest payable quarterly in advance. The lease includes purchase and renewal options at fair market values. The lease will be classified as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Underline]Forward-Looking Statements[End-Underline]
     This Report includes certain forward-looking statements about the Company's revenue growth, including from its Internet-related activities, expected expenses and operating losses, possible capital needs, and government audit contingencies. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in the appropriate sections of this Report and in the Company's Report on Form 8-K dated May 15, 1996 for its fiscal year ended June 30, 1995 filed with the Securities and Exchange Commission.

[Underline]The Company[End-Underline]

     As of December 31, 1995, the Company consisted of four operating units:
BBN Systems and Technologies Division, BBN Domain Corporation, BBN Planet Corporation, and BBN HARK Systems Corporation. The BBN Systems and Technologies Division included internetworking services and products, and collaborative systems and acoustic technologies for both the government and commercial markets. BBN Domain Corporation ("BBN Domain"), a wholly owned subsidiary of the Company, focused its business on data analysis and process optimization software products for pharmaceutical and manufacturing applications. BBN Planet Corporation ("BBN Planet"), a 95% owned subsidiary of the Company, provided managed Internet services to businesses and other organizations. BBN HARK Systems Corporation ("BBN HARK"), a wholly owned subsidiary of the Company, was an early stage company which developed and marketed commercial speech recognition software products.

     During FY1995, LightStream Corporation ("LightStream"), a previously 80% owned subsidiary of the Company which made asynchronous transfer mode ("ATM") network switches, sold substantially all of its assets to Cisco Systems, Inc.

     On January 23, 1996 the Company announced plans to combine its Internet and internetworking services operations. The Company believes this strategy will enable BBN to focus principally on a broad range of Internet capabilities and to develop new Internet-related offerings for businesses and other organizations. To achieve this objective, the Company will combine its Internet-related activities into two principal business units, BBN Planet and BBN Systems and Technologies. The Company's reorganized BBN Planet business unit will include the Company's managed Internet access and value-added services and related network operations, the Company's contract with AT&T Corp. ("AT&T"), the America Online ("AOL") network management contract, and related Internet dial-up access capabilities, and will be responsible for BBN's Internet offerings to business customers. The Company's reorganized BBN Systems and Technologies business unit will focus on creating next-generation technology for advanced Internet applications, and will continue to provide networking solutions and contract research and development principally for the federal government. The Company's commercial speech recognition activities, previously undertaken by BBN HARK, are being integrated into BBN Systems and Technologies. BBN Domain currently remains a wholly owned subsidiary of the Company, focusing on process optimization and clinical trial software for manufacturing and pharmaceutical customers.

     The following discussion of the results of operations for the three and nine months ended March 31, 1996 and the comparable prior year periods is presented on an as reorganized basis.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

[Underline]Overview[End-Underline]
     The Company has historically derived the majority of its revenue from contracts and subcontracts with the U.S. government, and currently approximately one-half of the Company's revenue is derived from the U.S. government and its agencies, particularly the Department of Defense. The Company's business with the Department of Defense has been adversely affected by significant changes in defense spending. Overall defense budgets have been declining, and the Company expects this general decline and attendant increased competition within the consolidating defense industry to continue over the next several years. Further, funding limitations could result in reduction, delay, or cancellation of existing or emerging programs. These factors have reduced the Company's U.S. government revenue and operating margins in recent fiscal periods. The Company anticipates that competition in all defense-related areas will continue to be intense and accordingly, that there will be continued significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business.

     For the past several years, BBN has provided network systems and services to the U.S. Department of Defense, including the Defense Data Network ("DDN"), a common-user data network servicing the Department of Defense. In FY1991, the Defense Information Systems Agency awarded BBN a one-year contract in support of the DDN, with up to four one-year optional extensions. The Company has completed performing under the fourth option year of that DDN contract, valued at approximately $15 million, for the contract year ended in October 1995. In April 1996, the Company completed performance under a six-month extension to the DDN contract, valued at approximately $8.3 million. The Company is currently performing under an additional contract extension. The Company is competing for the new contract, which is expected to be announced by August 1996 at a reduced funding level. Approximately $17.8 million and $20.5 million of revenue has been recorded under the DDN contract in FY1995 and FY1994, respectively. Fiscal year 1996 revenue is expected to approximate $16.1 million.

     The markets in which the Company competes are characterized by rapidly changing technology, evolving industry standards, intense competition, and frequent new service and product introductions, which require, among other things, the Company to make significant and on-going investment. In recent years, the Company's traditional commercial businesses have been experiencing substantially lower revenue. The Company has discontinued sales of most of its traditional X.25 systems and products, and has substantially eliminated its development effort, and significantly reduced its selling efforts related to this business. In recent periods, the Company has invested heavily in development of new products, including the LightStream ATM switch which was sold to Cisco Systems, Inc. in January 1995, Cornerstone(TM) data analysis and visualization software, the T/10(TM) Integrated Access Device ("IAD") for computer networks, and the BBN HARK speech recognition software. The Company's T/10 IAD activities are now being primarily focused on a limited number of reseller and strategic licensing opportunities and the future success of the T/10 IAD is highly dependent on these opportunities. The Company has substantially reduced spending relating to the T/10 IAD from prior period levels.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     During FY1995 and the first three quarters of FY1996, the Company has also made significant investments in Internet-related services. In support of its Internet business strategy, the Company may make acquisitions or enter into strategic alliances. In June 1995, BBN and AT&T entered into a strategic relationship under which BBN is to be the exclusive provider for a period of up to three years of dedicated Internet access and managed network security services to AT&T for resale to customers of AT&T's Business Communications Services division in the United States. In addition to certain other termination provisions, AT&T may cancel the agreement in the event either BBN or BBN Planet merges with, or becomes controlled by, another telecommunications carrier or an on-line service provider, and has the right to terminate the exclusivity obligation and to withhold other financial benefits in certain other situations. In July 1995, AT&T Venture Company, L.P., a venture partnership with AT&T as the sole limited partner, invested $8.0 million in BBN Planet. As part of the recently announced reorganization, the Company and AT&T Venture Company, L.P. are currently in discussion concerning the exchange of AT&T Venture Company, L.P.'s investment in BBN Planet into common stock of BBN Corporation (see Footnote B to the consolidated financial statements).

     The market for Internet services is rapidly expanding, and there are considerable uncertainties as to how the market will develop. The markets for the Company's Internet services are highly competitive. In general there are no substantial barriers to entry to the Internet services market and the Company expects that competition with its Internet activities will intensify in the future. The Company expects that all of the major on-line services and telecommunications companies will compete fully in the Internet services market, and that other new competitors, including large computer hardware, software, media, and other technology and telecommunications companies, will enter the Internet services market, resulting in even greater competition for the Company's services and significant pricing pressure, which may impact the Company's operating results.

     The Company expects continued revenue growth from its Internet-related activities for the remainder of FY1996. An increasing percentage of the Company's revenue is derived from Internet-related services and products, and the Company expects that the success of its Internet-related efforts will depend upon a number of factors, including the development and expansion of the market for Internet access services and products, and of the networks which comprise the Internet; the ability of the Company to continue and expand its current relationships with AT&T and AOL; the capacity, reliability, cost, and security of it's network infrastructure; its ability to finance the expansion of its network infrastructure; its ability to develop price competitive services that meet changing customer requirements; its ability on a timely basis to attract and retain additional highly qualified management, technical, marketing, and sales personnel; and its ability to manage its growth. In addition, the Company may need to raise additional funds through public or private debt or equity financings in order to implement its strategy. There can be no assurance that any such funding will be available, or of the terms or timing of any such funding.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     The Company's traditional commercial products, consisting principally of minicomputer-based data analysis software and X.25 network systems, have reached maturity in their respective life cycles, and the Company has discontinued sales of most of its traditional X.25 systems and products and has substantially eliminated its development effort, and significantly reduced its selling effort, related to the systems business as a whole. The Company believes that sales of these mature products will continue to decline. In response, the Company has developed desktop versions of certain RS/Series software products, and in FY1993 the Company introduced Cornerstone software, a desktop-based data analysis and visualization software tool. Sales of Cornerstone software to date have been substantially below expectations. Based upon the rights to a technology acquired from IBM during FY1995, BBN Domain is developing software designed for manufacturing process optimization. The Company has refocused its traditional software activities on networked process optimization and now targets customers principally in the pharmaceutical and manufacturing industries. In connection with this effort, BBN Domain recorded a charge to operations in the quarter ended September 30, 1995 of $1.7 million (see Footnote D to the consolidated financial statements).

     The Company believes that BBN Domain's performance will depend primarily on the timely development and market acceptance of its pharmaceutical industry software products and its new manufacturing process optimization methodology, along with continued acceptance of its data analysis software products.

     For the three months ended March 31, 1996, the Company reported an operating loss of $30.2 million, which includes a $20.7 million charge to writeoff goodwill and certain other costs and employee related expenses in connection with its announced reorganization; the operating loss for the comparable quarter of FY1995 was $5.6 million. For the nine months ended March 31, 1996, the operating loss was $51.0 million, which includes the $20.7 million charge, compared to $12.2 million for the comparable period in FY1995. The operating losses reflect continued investment in Internet-related activities, including network infrastructure, sales and marketing activities, and the development of new value-added Internet services. The Company is accelerating the expansion of its national backbone network for its Internet operations in order to meet increasing demand. Results for the three and nine-month periods ended March 31, 1996 also reflect operating losses at BBN Domain, the write-off of goodwill and other costs, operating losses at BBN HARK and lower profitability at Systems and Technologies.

     The net loss for the three and nine-month periods ended March 31, 1996 was $29.1 million and $45.7 million, respectively, compared to net income of $74.5 million and $70.7 million, respectively, for the three and nine-month periods ended March 31, 1995. Net income for the FY1995 periods includes a pre-tax gain of $105.1 million from the sale of the assets of LightStream Corporation in January 1995.

     The Company expects to report continued operating losses for the remainder of FY1996 primarily as a result of its ongoing investment in Internet-related activities.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

[Underline]Revenue[End-Underline]
     Revenue for the three months ended March 31, 1996 increased $19.4 million to $71.4 million, compared to $52.0 million for the comparable three months ended March 31, 1995. The increase relates primarily to the Company's Internet activities which reported FY1996 third quarter revenue of $20.6 million compared to $4.1 million for the corresponding prior year period; approximately one-half of the increase relates to the AOL network management contract.

     Revenue for the nine months ended March 31, 1996 increased $40.8 million to $195.7 million compared to $154.9 million for the comparable nine months ended March 31, 1995. Revenue in the prior year period included $8.4 million associated with LightStream. Revenue from the Company's Internet activities increased $37.6 million; approximately one-half of the increase relates to the AOL network management contract. Revenue from BBN Systems and Technologies' collaborative systems and from BBN Domain's data analysis software activities also increased.

[Underline]Cost of Sales[End-Underline]
     Cost of services and products as a percentage of revenue for the three and nine months ended March 31, 1996 was 70% and 68%, respectively, compared to 64% and 62%, respectively, for the comparable prior year periods. The increase in the cost of sales percentages is principally related to lower margins on increased Internet services revenue.

[Underline]Research and Development Expenses[End-Underline]
     A significant portion of the Company's current internally funded research and development spending is related to efforts by BBN Domain. Research and development costs were relatively unchanged for the three months ended March 31, 1996 compared to the corresponding prior year period, reflecting decreased spending at BBN Domain, partially offset by increased spending for Internet activities projects. Research and development costs increased $1.3 million during the nine months ended March 31, 1996 compared to the prior year period. Research and development expenses in the prior year nine-month period included $3.9 million associated with LightStream. Excluding LightStream, the increase for the nine-month period was primarily in the Company's Internet activities.

[Underline]Selling, General and Administrative Expenses[End-Underline]
     Selling, general, and administrative expenses for the three and nine months ended March 31, 1996 increased $6.3 million and $22.6 million, respectively, from the comparable FY1995 periods. Selling, general and administrative expenses in the FY1995 nine-month period included $2.8 million associated with LightStream. Excluding LightStream in the FY1995 nine-month period, the increases for both the three and nine month periods ended March 31, 1996 primarily reflect the Company's continued investment in the sales and marketing efforts of the Company's Internet-related activities. The increase in the current period also includes $1.4 million of the charge recorded in the nine-month period at BBN Domain to provide for employee related costs associated with the decision to refocus its business (see Footnote D to the consolidated financial statements).

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

[Underline]Goodwill Write-Off and Other Charges[End-Underline]
     In the third quarter of FY1996, the Company recorded a charge of approximately $20.7 million to write off goodwill previously recorded in connection with the acquisitions of BARRNet and SURAnet in August 1994 and March 1995, respectively, and certain other costs and employee related expenses in connection with its announced reorganization (see Footnotes B and C to the consolidated financial statements). The goodwill write-off was precipitated by a business evaluation, which included a review of the Company's current Internet-related business in comparison to expectations established at the time of the acquisitions. The Internet services market has changed significantly and is continuing to develop rapidly, including the emergence of new competition, increasing downward pressure on prices, a more capital intensive infrastructure, rapidly changing technology, and frequent new product and service introductions (see Footnotes B and C to the consolidated financial statements).

[Underline]Interest[End-Underline]
     Interest income for the three and nine months ended March 31, 1996 decreased $0.5 million and increased $0.9 million, respectively, from the comparable FY1995 periods. The changes are directly related to the level of invested cash balances.

[Underline]Other Income[End-Underline]
     Other income for the three months ended March 31, 1995 primarily includes a $105.3 million gain, before taxes and minority interest, relating to the sale of substantially all the assets of LightStream on January 11, 1995.

     Other income for the nine months ended March 31, 1995 includes the LightStream gain, and amounts arising from contracts which were substantially completed in prior years. In December 1994, the Company settled a claim with the U.S. government for approximately $0.7 million, resulting in a reduction in liabilities of approximately $2.6 million which is included in other income for the nine months ended March 31, 1995. Other income for the nine months ended March 31, 1995 also includes approximately $0.9 million resulting from lower than expected costs associated with a previously divested contract.


[Underline]Income Taxes[End-Underline]
     The income tax benefit recorded in the nine-month period ended March 31, 1996 was approximately 10% and represents the effective rate at which the Company can utilize its FY1996 operating loss, up to a specified maximum, to recover taxes paid in the prior year; the remaining income tax benefit at March 31, 1996 is approximately $1.3 million. The tax provision in the nine-month period of FY1995 related primarily to the gain on the sale of Lightstream.

[Underline]Liquidity and Capital Resources[End-Underline]
     As of March 31, 1996, the Company had cash and cash equivalents and short term investments amounting to $72.5 million, a decrease of $38.3 million from June 30, 1995. The decrease includes $22.9 million used by operations, $19.4 million used for capital expenditures, and $2.8 million of payments to the minority shareholder in connection with the LightStream sale. These decreases were partially offset by $8.0 million received from AT&T Venture Company, L.P. as an investment in BBN Planet. (See Footnote B to the consolidated financial statements). Changes in cash balances due to fluctuation in foreign exchange rates were insignificant.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     Working capital, excluding cash and cash equivalents and short-term investments, increased $6.2 million as a result of an increased level of receivables and a $5.3 million tax refund due which is included in other current assets.

     The balance of accrued restructuring costs of $7.7 million relates to the Company's FY1993 downsizing and represents excess facilities costs under long-term leases in excess of sublease income. These costs are anticipated to be liquidated in varying amounts through 2005. The Company has sublet or assigned the majority of its excess facilities under agreements with terms expiring between 1998 and 2005.

     In April 1996, the Company entered into a capital lease agreement to finance certain equipment acquisitions. The total cost of the assets to be covered by the lease is limited to $15.0 million. The agreement includes a saleand leaseback of assets purchased during the nine months ended March 31, 1996 of approximately $7.0 million, and an $8.0 million commitment for assets to be purchased through September 30, 1996.

     The Company's capital requirements which include the costs for building its Internet network infrastructure, for further investments in working capital, other capital equipment and selling and marketing infrastructure, and for pursuing potential investments, acquisitions and other expansion opportunities are expected to be significant. The Company believes that its existing cash balances are adequate to meet its requirements at least through the remainder of the current fiscal year. The Company may need to raise additional funds through public or private debt or equity financings in order to implement its strategy. There can be no assurance that any such funding will be available, or of the terms or timing of any such funding. Currently, the Company does not have any bank lines of credit.

                          PART II. OTHER INFORMATION

                                BBN CORPORATION


Item 6.   Exhibits and Reports on Form 8-K


          (a)     Exhibits:

                  10.1    BBN Corporation 1996 Stock Incentive Plan
                  11.1    Computation of Net Income (Loss) Per Share
                  27.1    Financial Data Schedule

          (b) The Company filed a Current Report on Form 8-K dated May 15, 1996 with the Commission on May 15, 1996 reporting on cautionary statements for the purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         BBN Corporation


                          By     /s/     Paul F. Brauneis
                              ---------------------------------------------
                                         Paul F. Brauneis

                                    Vice President and Corporate Controller


Date: May 15, 1996

                                BBN CORPORATION
                               LIST OF EXHIBITS


10.1    BBN Corporation 1996 Stock Incentive Plan (page 21)
11.1    Computation of Net Income (Loss) Per Share (page 33)
27.1    Financial Data Schedule (page 34)