Form 10-K405
period 1996-06-30
BBN CORP
filed 1996-09-27
CIK 13021

FORM 10-K
                                                      COMMISSION FILE NO. 1-6435
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
- --------------------------------------------------------------------------------
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 1996
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _______ TO  _______
- --------------------------------------------------------------------------------

BBN CORPORATION
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

- --------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                         --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                              --
- --------------------------------------------------------------------------------
State the aggregate market value of the voting stock held by non-affiliates of the registrant.
     Market value at 9/17/96 of Common Stock held by other than directors and executive officers of registrant: $386,605,308
Indicate the number of shares outstanding of each of the registrant's classes of common stock.
     Common Stock, $1.00 par value, outstanding 9/17/96: 20,962,734 shares
- --------------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement relating to the Annual Meeting to be held on November 6, 1996 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

                                    GENERAL

     BBN Corporation ("BBN" or the "Company", each of which terms includes, unless the context indicates otherwise, BBN and its consolidated subsidiaries) is a leading provider of Internet and internetworking services and solutions to businesses and other organizations, and a provider of contract research, development, and consulting services to governmental and other organizations. BBN was incorporated as a Massachusetts corporation in 1953, under the name Bolt Beranek and Newman Inc., as the successor to a partnership formed in 1948. The Company changed its name to BBN Corporation in November 1995.

     The Company currently operates through two principal business units: BBN Planet and BBN Systems and Technologies. The activities of these business units are described below:

     - BBN Planet, an operating division of the Company, provides a range of Internet services to businesses and other organizations, including managed access to the Internet and a variety of value-added Internet services such as managed network security, web server hosting, and electronic commerce offerings. BBN Planet has expanded through the acquisition of three regional Internet access providers (including NEARnet in June 1993, and BARRNet and SURAnet in fiscal 1995). BBN Planet continues the activities of BBN Planet Corporation, which was merged into the Company in September 1996. For fiscal 1996, BBN Planet had revenue of $73 million, including revenue from contracts with America Online, Inc. ("AOL") and AT&T Corp. ("AT&T"). (See "BBN Planet" below.)

     - BBN Systems and Technologies, an operating division of the Company, provides a range of services and products to governmental and commercial organizations. BBN Systems and Technologies is organized into three principal groups: Internetwork Technologies, Information Systems and Technologies, and Physical Systems and Technologies. For fiscal 1996, BBN Systems and Technologies had revenue of $164 million. (See "BBN Systems and Technologies" below.)

     During fiscal 1996, the Company reported financial information in two business segments: BBN Planet, and BBN Systems and Technologies.

     The Company's experience and technical expertise in computer networking and Internet-related activities dates back to 1968 when BBN participated in the design and implementation of the ARPAnet, the foundation of today's Internet. Since that time, the Company has been at the forefront of numerous technological advances that have made the Internet possible, and has participated in the design, installation, and operation of many global computer networks for government and commercial customers. These include the Defense Data Network for the U.S. Department of Defense, the U.S. Treasury Department's existing data network, and data networks for MasterCard International, Marriott Corporation, MCI, Japan Airlines, National Westminster Bank, and others. The Company currently provides AT&T with dedicated Internet access and managed network security services for AT&T's WorldNet Managed Internet Service customers in the United States, and builds, maintains, and operates a significant portion of AOL's nationwide, high-speed, dial-up network.

     In January 1996, the Company announced plans to consolidate its Internet and internetworking services operations into its BBN Planet and BBN Systems and Technologies business units. The Company believes this strategy will enable it to focus principally on a broad range of Internet capabilities and to develop new Internet-related offerings for businesses and other organizations.

     In furtherance of its efforts to focus principally on Internet and internetworking activities, the Company has recently undertaken a number of reorganization initiatives. For example, in fiscal 1996 the Company consolidated its Acoustic Technologies division into the BBN Systems and Technologies division. In April 1996, the Company's former BBN HARK Systems Corporation subsidiary was merged into the Company. Certain of BBN HARK Systems Corporation's commercial speech recognition computer software activities are being continued by the BBN Systems and Technologies division. (See "Information Systems and Technologies" below.)

     On July 31, 1996, the Company completed a transaction with an investment group led by ABS Capital Partners (collectively, "ABS") under which ABS purchased a majority interest in the Company's former BBN Domain Corporation subsidiary for approximately $36 million. The results of operation of BBN Domain Corporation have been reported as discontinued operations and the financial statements of the Company have been restated accordingly. BBN continues to retain a minority voting stock interest in BBN Domain Corporation, the name of which has been changed to Domain Solutions Corporation. (See "BBN Domain Corporation" below.)

     In January 1995, substantially all of the assets of LightStream Corporation, an 80%-owned subsidiary of the Company, were sold, resulting in a $105.0 million gain to the Company before taxes and minority interest. LightStream Corporation developed and marketed asynchronous transfer mode ("ATM") network switches. The Company's fiscal 1995 results include revenue of approximately $8.4 million and an operating loss of approximately $3.7 million relating to the Company's LightStream Corporation activities (through the date of sale). (See "LightStream Corporation" below.)

     A significant portion of BBN's revenue continues to be derived from its business with the U.S. government and its agencies, particularly the Department of Defense. Although the Company's U.S. government revenue increased in fiscal 1996 from the prior period, the Company has been experiencing reduced operating margins and increased competition within the consolidating defense industry. The Company anticipates that competition in all defense-related areas will continue to be intense, including continued significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business. (See "United States Government Contracts" below.)

     BBN conducts its commercial businesses in markets which are characterized by rapidly changing technology, evolving industry standards, intense competition, and frequent new service and product introductions. These factors require significant expenditures to develop new services and products to address emerging market requirements and to improve the Company's existing services and products.

     During fiscal 1996, BBN's operating results were adversely affected by the Company's continued investment in Internet-related activities, including expenses related to the significant expansion of BBN's high-speed Internet backbone and services-delivery infrastructure; expansion of direct sales and distribution channels, principally at BBN Planet; and the Company's continued investment in new value-added Internet services.

     Although the Company expects continued revenue growth, principally in its BBN Planet business segment, it expects to incur substantial operating losses in fiscal 1997 principally as a result of its continued investment in BBN's Internet-related businesses.

     The Company expects that the success of its Internet-related efforts will depend upon a number of factors, including the development and expansion of the market for Internet access services and products, and of the networks which comprise the Internet; the ability of the Company to continue and expand its current relationships with AOL and AT&T; the capacity, reliability, cost, and security of its network infrastructure; its ability to finance the expansion of its network infrastructure; its ability to develop price competitive services that meet changing customer requirements or acquire rights to such products and services from other providers; its ability to compete with larger competitors, including telecommunications companies with greater resources and existing customer relationships and with installed infrastructure and other compatible service offerings; its ability on a timely basis to attract and retain additional highly qualified management, technical, marketing, and sales personnel; its ability to manage its growth; and its ability to improve its overall margins through improved operating efficiencies and an increase in the value-added services portion of its revenues. In addition, the Company may need to raise additional funds through public or private debt or equity financings in order to implement its strategy. There can be no assurance that any such funding will be available, or of the terms or timing of any such funding.

     In recent years, the Company's traditional commercial products businesses, consisting principally of X.25 network systems and products, have reached maturity in their life cycles. The Company has been experiencing substantially lower revenue, and significantly reduced its development and selling efforts, for such X.25 network systems and products. With the divestiture of the Company's LightStream Corporation and BBN Domain Corporation subsidiaries, the Company no longer offers for sale a number of products in which it invested heavily in development in recent periods, including the LightStreamTM ATM switch, and BBN Domain Corporation's CornerstoneTM, ClintrialTM and Starfire software.

     The Company's current business segment revenues (before intercompany eliminations) in fiscal 1996, 1995, and 1994 were as follows:

                                                                YEAR ENDED JUNE 30,
                                                   ----------------------------------------------
               BUSINESS SEGMENT                        1996             1995             1994
- -----------------------------------------------    ------------     ------------     ------------
BBN Planet.....................................    $ 73,030,000     $ 17,820,000     $  7,932,000
BBN Systems and Technologies...................    $163,998,000     $152,620,000     $152,230,000

     The Company's contracts and subcontracts involving the U.S. government and its agencies represented approximately 55%, 70%, and 80% of BBN's total revenue in fiscal years 1996, 1995, and 1994, respectively.

                                   BBN PLANET

     Overview.

     BBN Planet provides a range of Internet services and solutions to businesses and other organizations. Through this division, the Company operates a high-bandwidth digital data communications network providing dedicated Internet access to its customers across the United States. BBN Planet's Internet access services include a range of dedicated leased line connectivity options, bulk private-label business dial-up services, network design, implementation, management, monitoring, and problem-resolution services. In addition to Internet access services, the Company currently offers a range of value-added Internet services, including managed Internet security, World Wide Web server hosting, commercial transaction and payment processing services, applications development, and systems integration services.

     The Company has been at the forefront of the technological advances that made the Internet possible. Under contract with U.S. government agencies and commercial customers, BBN has participated in the design and operation of a number of the most extensive, reliable, and secure computer networks in the world. For example, BBN:

     - DESIGNED AND IMPLEMENTED THE ARPANET, and later played an important role in its transformation into the modern Internet.

     - DESIGNED, INSTALLED, AND OPERATED THE DEFENSE DATA NETWORK for the U.S. Defense Department, one of the most important networks ever developed and essential for the operation of the U.S. military's worldwide defense communications infrastructure. (See "Internetwork Technologies" below.)

     - DESIGNED AND BUILT OTHER LARGE NETWORKS FOR GOVERNMENT AND COMMERCIAL ORGANIZATIONS, including the U.S. Department of Treasury, Mastercard, MCI, Japan Airlines, National Westminster Bank, and others. (See "Internetwork Technologies" below.)

     - PROVIDES AT&T WITH DEDICATED INTERNET ACCESS AND MANAGED NETWORK SECURITY SERVICES for AT&T's WorldNet Managed Internet Service customers in the United States.

     - BUILDS, MAINTAINS, AND OPERATES A SIGNIFICANT PORTION OF AOL'S NATIONWIDE, HIGH-SPEED, DIAL-UP NETWORK.

     As the Internet becomes increasingly important, the needs of businesses and other organizations are approaching the long-standing requirements of the U.S. government's defense, intelligence, and treasury agencies for high-performance, reliable, and secure network management, and for expansion over diverse network infrastructures. The Company believes that its depth of experience and reputation in internetworking are the foundation for it becoming one of the nation's leading providers of managed Internet access and value-added Internet services for businesses and other organizations.

     The Company's BBN Planet division (formerly BBN Planet Corporation, which was merged into BBN Corporation in September 1996) traces its origins back to June 1993, when BBN acquired the assets of the New England Academic Research Network ("NEARnet"). BBN subsequently acquired the business and assets of two additional regional Internet access providers (the Bay Area Regional Research Network ("BARRNet") in 1994, and the Southeastern Universities Research Association Network ("SURAnet") in 1995), expanding its geographical service area and customer base, and supplementing the technical expertise of the employees transferred into BBN Planet from other business units of the Company. The Company has consolidated into BBN Planet certain commercial Internet-related business activities previously carried out by other business units of the Company.

     Industry Background.

     The construction of the modern Internet's infrastructure began over 25 years ago. Historically, the infrastructure was used by academic institutions and governmental agencies for remote access to host computers and electronic mail communications. Accordingly, the U.S. government historically provided the majority of funding for the infrastructure. However, as the modern Internet developed and became commercial, funding shifted to the private sector. Over the past year, the number of worldwide Internet users has increased significantly. In addition, the number of domains registered, which the Company believes is a forward-indicator of activity on the Internet, has increased at a rapid pace. There are several key drivers responsible for the rapid proliferation of Internet use:

     - GROWTH OF MODEM-ENABLED PCS: As the installed personal computer ("PC") base has grown, it has become increasingly common for those PCs to have a modem connection. Many new computers now have pre-installed modems, allowing connections to be made even more easily.

     - EXPANSION OF LANS AND WANS: Corporate, government, and educational local area networks ("LANs") and wide area networks ("WANs") are expanding and these installed networks enable multiple users to be connected to the Internet through a single point of contact. Therefore, the actual number of Internet users connected through these LANs and WANs greatly exceeds the number of connection points.

     - IMPROVING PERFORMANCE: There have been significant bandwidth, communications, and price/performance improvements in communications over the Internet. These developments make the Internet an increasingly attractive medium for conducting business, adding convenience, and attracting more users.

     - DRAMATIC INCREASE IN NAVIGATIONAL AND UTILITY TOOLS: The proliferation and improvement of software tools and browsers which facilitate Internet use have attracted more users. The World Wide Web and other user-friendly interfaces have made it easier for users to access desired information on the Internet.

     - IMPROVED CONTENT: As the Internet grows, new information and services available on the Internet have attracted attention and created a more widespread appeal.

     - EXPECTATIONS FOR ELECTRONIC COMMERCE OVER THE INTERNET: With the increased recognition of the Internet's potential as a medium for marketing and purchasing, a growing number of companies are initiating or expanding their use of the Internet for commercial purposes.

     The convergence of these factors is creating an environment in which individuals and businesses and other organizations perceive a compelling need to establish Internet access and an Internet presence. The Company believes that its Internet access and value-added offerings are particularly appealing to businesses for a number of reasons. For example, many businesses are accustomed to working with established vendors, and may prefer to contract with an Internet services provider such as BBN which has extensive experience in providing dependable service. Furthermore, many businesses have Internet requirements that go beyond the simple access that most Internet access providers offer. These Internet requirements may include security, high-bandwidth managed access, and integration of the Internet with a company's information systems.

     Strategy.

     The Company believes that it has the depth of Internet and internetworking expertise, and a wide range of Internet services, needed to serve a high-demand business user. BBN has demonstrated superior network management and engineering skills, knowledge of advanced network security methods, and complex problem solving and advanced research and development capability. BBN's record of internetworking success and its reputation for technological leadership allows a business or other organization to select, with confidence, BBN as its Internet provider. The Company believes that its unique combination of high-bandwidth managed access with managed security, together with a broad range of value-added services and systems integration capabilities, distinguishes it from other Internet service providers and will enable businesses and other organizations to utilize the Internet through BBN for mission-critical applications.

     BBN's Internet strategy is to capitalize on its extensive internetworking-related experience and unique capabilities by offering Internet services with global reach, as well as Internet and intranet business application solutions. The Company's objective is to create a growing, recurring service revenue base by providing high-bandwidth managed access with managed security, and value-added services. Through its research and development activities under U.S. government contracts (see "BBN Systems and Technologies" below), the Company's strategy is to leverage its advanced network and related technologies into Internet-related offerings.

     More specifically, the Company's strategy is to:

     - FOCUS ON BUSINESSES AND ORGANIZATIONS. The Company believes that businesses and other organizations, and the users within such entities, rather than individual consumers, offer the greatest potential market for the Company's services. Utilizing its extensive experience in managing high-speed data communications networks, BBN is focusing many of its resources on businesses and other organizations where higher bandwidth connections, value-added services, systems integration, and customized Internet solutions can generate significant revenue per customer. In particular, BBN is targeting organizations that have extensive customer service and document distribution requirements such as high technology, financial services, and newspaper publishing companies.

     - PROVIDE HIGH-BANDWIDTH, RELIABLE INFRASTRUCTURE SERVICES. BBN has a nationwide network backbone, with an emphasis on providing local access in major business centers in the United States. Drawing on its experience and expertise in the configuration and management of high-capacity data networks, BBN is expanding its nationwide network backbone through T-3 leased lines in order to meet anticipated increase in Internet traffic and greater customer demand for high-bandwidth Internet connections. The Company is also offering dedicated Internet access in a select number of countries outside of the United States, with planned potential expansion to reach in excess of 100 countries, through a strategic alliance with Scitor International Telecommunications Services, Inc.

     - PROVIDE VALUE-ADDED SERVICE OFFERINGS. BBN offers a range of value-added services designed to assist customers in taking strategic advantage of opportunities offered by the Internet in electronic commerce. These include managed network security, Web server hosting, commercial transaction and payment processing services, managed Internet Protocol ("IP") networks, and intranet applications development.

     - USE MULTIPLE DISTRIBUTION CHANNELS. BBN intends to market its services through a variety of sales channels, including its own direct sales force, AT&T, value-added resellers (including systems integrators and Internet consultants), and a telesales force. The Company expects to grow its direct sales force, which currently maintains regional sales headquarters in Boston, Chicago, Dallas, New York, Palo Alto, and Washington, D.C. Under the Company's agreement with AT&T, the AT&T Business Communications Services sales organization exclusively sells BBN's dedicated Internet access and managed security services in the United States. (See "Business Relationships" below.) The

       Company has signed up over 350 value-added resellers under its Business Partners program to resell BBN's Internet services into their focused markets, and has a telesales program.

     - LEVERAGE GOVERNMENT-FUNDED RESEARCH AND DEVELOPMENT. Through its BBN Systems and Technologies division, the Company is pursuing government-funded contracts with an emphasis on advanced technologies in areas such as network security, videoconferencing, wireless networks, speech recognition, and network sensor systems. The Company believes that such contracts will further its commercial capabilities as it adapts such technologies to the commercial market. (See "BBN Systems and Technologies" below.)

     - AUGMENT ITS OFFERINGS TO BUSINESS CUSTOMERS WITH DIAL-UP CAPACITY. The Company is augmenting its dedicated access offerings to its business customers by offering bulk, private-label dial-up Internet access through approximately 175 local calling locations throughout the United States available as a result of the Company's build-out of the AOL network. The Company believes that its dial-up Internet access offering complements the Company's dedicated Internet access services for those business customers needing remote Internet access.

     Internet Access and Value-Added Services.

     The Company offers managed access to the Internet, and a variety of value-added services for businesses and other organizations.

     MANAGED CONNECTIVITY. The Company offers a wide range of connectivity options under the InterNET Advantage(TM) brand name, all of which include round-the-clock network management, monitoring, and problem resolution. The InterNET Advantage connectivity options include dedicated leased lines with 56 kbps to 45 mbps (T-3) bandwidth. More than half of BBN's customers use bandwidths of T-1 or higher. All customers receive 7-days-per-week, 24-hours-per-day line monitoring by experienced operators and technicians, and 24-hour access to the BBN network operations center ("NOC") telephone hotline. In addition, the Company offers enhanced features at additional costs. These features include Internet domain name service administration, network news feeds, packet filtering, and usage reporting. The Company also can provide its customers with routers and other hardware and software necessary for full Internet access.

     The Company also offers bulk, private-label dial-up Internet access service to provide businesses and other organizations local dial access to their networks from approximately 175 local calling locations in the United States. BBN offers raw dial bandwidth, as well as optional private-label help desk, desktop software suites, and mail and news services.

     VALUE-ADDED SERVICES. BBN provides its customers with a wide range of value-added services, including security, web services, transaction services, and application solutions:

     - Internet Site Patrol(TM). Internet Site Patrol provides a comprehensive solution to network security. Internet Site Patrol provides customers using the Internet with a fully-managed, protective electronic firewall between an organization's internal network and the external Internet. The solution includes the firewall hardware and software, installation, integration, configuration management, security updates, alerts, and 24-hour monitoring and response by BBN's NOC.

     - Web Advantage(TM). Web Advantage provides a wide range of World Wide Web ("Web") server hosting services, providing customers with high levels of performance, reliability, and security. Bandwidth demands are continually monitored, statistical analysis of site traffic reported, security issues addressed, and content can be frequently updated via secure connection. BBN's servers route high-volume publishing traffic directly onto the backbone of the Internet without increasing the load of the customer's regular Internet connection. Web Advantage may be purchased as a shared service, whereby the customer's data is located on a server which also holds data from other customers, or the customer may opt for a dedicated server. Through established relationships with Sun Microsystems, Silicon Graphics, and Netscape, BBN can offer its customers an attractive and affordable solution to its Web hosting requirements.

     - Merchant Advantage(TM). Merchant Advantage, which provides transaction security, payment settlement, and order management for merchant Web sites, enables businesses to sell goods or services directly from their Web sites without costly custom development. Merchant Advantage provides, to businesses with Web-based catalogs, the ability to process orders, obtain credit authorization, calculate and apply sales tax and shipping charges, forward orders, and settle payments with security and in a cost-effective manner.

     - Application Solutions. The Company performs business needs analyses, customizes standard products, and integrates third-party systems, applications, and content for internetworking. It has incorporated state-of-the art development tools from third parties and is building a library of reusable components. The Company also specializes in delivering intranet-based network architecture, design, consulting, engineering, deployment, and operational services for private and internetworking requirements.

     The anticipated annualized revenue from BBN Planet's existing accounts for managed connectivity and value-added services approximated $53,000,000 and $22,000,000 as of June 30, 1996 and June 30, 1995, respectively.

     To help ensure that BBN remains at the leading edge of advancements in Internet-related services and products, the Company has established a Research and Education Advisory Board to provide a senior level interface between BBN and the research and academic community regarding the evolution and use of the Internet in relation to this community. Outside members of this Board include:
Dennis Barnes, President of the Southeastern Universities Research Association, a consortium of 41 institutions that manages large scientific and technological projects on behalf of its member institutions; James Bruce, Vice President for Information Systems and Professor of Electrical Engineering in the Department of Electrical Engineering and Computer Science at the Massachusetts Institute of Technology; Stephen Hall, information technology consultant and former Director of Harvard University's Office for Information and Technology; Raman Khanna, Director of Distributed Computing and Communication Systems at Stanford University; John Porter, Associate Provost for Information Technology at Boston University; Glen Ricart, Chief Technology Officer for Novell, Inc.; and David Roselle, President of the University of Delaware.

     Network Infrastructure.

     The Company supports its BBN Planet service offerings with a high bandwidth network infrastructure, two network operations centers ("NOCs"), two web hosting and server operations centers, and a 7-days-per-week, 24-hours-per-day technical support organization. BBN's current network infrastructure includes Cisco 7500-series routers and high-speed T-3 circuits. BBN's network architecture permits the Company to maximize the number of local Internet access points by utilizing both dedicated points of presence ("POPs") and interconnected frame relay access facilities provided by local exchange and interexchange carriers. The Company currently has agreements with major telecommunications providers to use their frame relay access points to augment BBN's network backbone and local access POP network capabilities.

     BBN is undertaking a major upgrade and expansion of its network backbone, with a planned completion by March 1997, to accommodate growing customer demand. This new network infrastructure is designed to include backbone and metropolitan T-3 POPs, other high-speed POPs, redundant T-3 circuits, and interconnections at major peering points. All metropolitan POPs will be connected to the backbone nodes via T-3 circuits, or via multiple T-1 circuits which support dynamic routing of traffic even if circuit failures are experienced. When fully operational, the network will provide higher bandwidth, increased throughput and reliability, and greater capacity than the Company's existing network. The Company is currently expanding the number of POPs with T-3 capacity.

     In connection with providing managed connectivity services to its customers and performing under its network management contract with AOL, the Company relies on certain national and regional telecommunications providers for data communications services, including telecommunications circuits. These services constitute a significant portion of the Company's costs to deliver managed connectivity services and to perform under its agreement with AOL. The Company's agreements with such telecommunications providers generally are for multi-year terms, are cancelable or renegotiable upon the occurrence of specified events, and in certain circumstances provide for minimum purchase commitments. In the event that any of the Company's current telecommunications providers is unable or unwilling to provide or expand its current levels of service to the Company in the future, or in the event of potential disruption in services, the Company's operations could be materially adversely affected. In addition, there can be no assurance that the Company could obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. The Company's significant providers of telecommunications services include WorldCom, Inc. (formerly Wiltel) ("WorldCom") and MFS Communications Company, Inc. ("MFS"), which have recently announced plans to merge. This merger will increase the Company's reliance on the combined WorldCom/MFS as a supplier of telecommunications circuits. In addition, MFS recently consummated an acquisition of UUNET Technologies, Inc., a provider of Internet access and other services and a competitor of BBN Planet.

     BBN is focusing on providing dedicated Internet access to major business centers in the United States. Through an agreement with Scitor International Telecommunications Services, Inc. ("Scitor") (an affiliate of SITA, a worldwide airline industry network provider), the Company also offers Internet access in a select number of countries utilizing Scitor's frame relay network. The Company is working with Scitor to expand BBN's international dedicated Internet access capabilities to certain additional countries currently covered by Scitor's existing global managed telecommunications network.

     Operations and Customer Support.

     BBN maintains a high level of network reliability and service by continuously monitoring, on a 7-days-per-week, 24-hours-per-day basis, both data communications traffic across its network and the integrity of services to the customer. BBN has committed substantial resources to network operations and support. BBN maintains NOCs at its headquarters in Cambridge, Massachusetts and in Columbia, Maryland, and operates web hosting and server operations centers in Palo Alto, California and Cambridge, Massachusetts. BBN believes its end-to-end monitoring, round-the-clock availability, and operations redundancy combine to provide targeted business customers with the level of assurance they will require to use the Internet for their electronic commerce activities.

     The Company's success will depend upon the capacity, reliability, and security of its network infrastructure. The Company must continue to expand and adapt its network infrastructure on a timely basis to meet additional demand, evolving industry standards, and changing customer requirements. The expansion of the Company's network infrastructure will continue to require substantial financial, operational, and management resources, and there can be no assurance that the Company will be able to expand or adapt its network on a timely basis, at a commercially reasonable cost, or at all. Any failure of the Company to expand its network infrastructure could have a material adverse effect on the Company's business, financial condition, or results of operations. In addition, the Company's network infrastructure is subject to malfunction, service interruptions, slowdowns, power loss, telecommunications failures, break-ins, computer viruses, fire, floods, natural disasters, and other disruptive problems which could materially adversely affect the Company's network operations. Any event that causes interruption in operations of the Company's network could have a material adverse effect on the Company's business, financial condition, or results of operation.

     Business Relationships.

     BBN's strategy depends on collaboration with strategic partners and business customers to expand BBN's distribution capabilities and to develop and deliver a full array of value-added services. Major business relationships include:

     - AT&T CORP. In June 1995, BBN and AT&T entered into a strategic relationship under which BBN is the exclusive provider for a period of up to three years of dedicated Internet access and managed network security services to AT&T for resale to customers of AT&T's Business Communications Services ("BCS") division in the United States. During such three-year period, as long as BBN is the exclusive provider of dedicated Internet access and managed Internet security services to customers of BCS, BBN is prohibited from providing such services to, or in conjunction with, other telecommunica-tions carriers or on-line service providers. The exclusivity provisions are subject to termination under certain conditions. At any time after the exclusivity provisions are discontinued, and subject to the guaranteed minimums, BBN agrees to provide reasonable cooperation in support of a migration of the provision of Internet access services to any AT&T customer such that the services are provided by AT&T or another party other than BBN. Under the agreement, AT&T provides certain incentives to BBN to develop additional Internet-related value-added services for sale to such customers. BBN also provides training and sales support and post-sale implementation support to AT&T. The agreement provides AT&T with discounts off of benchmark pricing, based upon comparable pricing to BBN's most favored customers. In addition, either AT&T or BBN may at any time initiate modifications in the benchmark pricing for BBN's Internet access services, as necessary to ensure that BBN's prices remain competitive with the prices charged by other providers of similar services. AT&T's BCS sales force is reselling BBN's dedicated Internet access services to AT&T customers. AT&T has agreed to purchase the following minimum order amounts of services during the first three years of the agreement, commencing on September 1, 1995: year one, $20 million; year two, $40 million; and year three, $60 million (subject to potential reduction under specified circumstances). In addition, in years 4 and 5 of the agreement, AT&T has agreed, to the extent BCS continues to receive revenue from the sale of dedicated Internet access services, to purchase services from BBN such that in general BBN's revenue from the sale of services to AT&T and AT&T customers in such years is not less than two-thirds and one-third, respectively, of BBN's revenue from the sale of dedicated Internet access services to AT&T and continuing AT&T customers during year 3 of the agreement. AT&T's obligations to purchase a minimum amount of services in years 4 and 5 of the agreement will terminate, among other reasons, if a telecommunications carrier or on-line service provider having the right to appoint a director of BBN acquires ownership of 15% or more of the outstanding stock of BBN. In addition to certain other termination provisions, AT&T may cancel the agreement in the event BBN merges with, or becomes controlled by, another telecommunications carrier or an on-line service provider and has the right to terminate the exclusivity obligation and to withhold other financial benefits in certain other situations.

     - AMERICA ONLINE, INC. In March 1995, the Company entered into an agreement with AOL to build, maintain, and operate a significant portion of AOL's nationwide, high-speed, dial-in network. The Company's five-year agreement with AOL, initially valued at approximately $11 million per year, includes substantial pass-through costs to BBN for telecommunications circuits and other services provided by local and interexchange carriers. In connection with the provision of such services to AOL, the Company has built a NOC based in Columbia, Maryland. As part of BBN's agreement with AOL, the Company has access to use certain capacity of the portion of the network operated by BBN, and BBN has the right to resell such capacity. BBN uses this network capacity, the availability of which is currently limited primarily to business hours, as the basis for its own dial-up service for business users. The Company expects that its activities relating to the AOL network over the five-year period will be substantially greater than that originally specified in the March 1995 agreement, and the Company is currently in negotiations with AOL as to the terms of such additional activities.

     - ANDERSEN CONSULTING LLP. In August 1996, BBN and Andersen Consulting LLP finalized an agreement to form a joint venture to establish a unique, plug-in utility that offers customers a network infrastructure, 7-days-per-week, 24-hours-per-day data operations center, and a suite of reliable business applications that will enable them to conduct electronic commerce over the Internet or private intranets. BBN contributed $5 million in exchange for an approximately 12.5% ownership stake in the joint venture entity; Andersen Consulting retains the remaining 87.5% interest. In addition, BBN has entered into an agreement with Andersen Consulting to provide the joint venture with technical and engineering services, the value of which is expected to be approximately $4 million in fiscal 1997. The Company believes that the joint venture will generate additional demand for BBN's value-added Internet services.

     - CONTINENTAL CABLEVISION. In January 1996, Continental Cablevision announced a pilot program with BBN to provide high-speed Internet access and on-line services to Continental Cablevision's home television subscribers in the Boston area. The pilot program utilizes BBN's combined network engineering, technical support, and network infrastructure to bring next generation access services to potentially millions of home PC users.

     - OTHER. In fiscal 1996, BBN entered into agreements with U.S. Web Corp. and Inacom Corp., pursuant to which such partners will resell BBN Planet's Internet connectivity, web hosting, electronic commerce, and other value-added Internet services to their customers and affiliates throughout the United States.

     Many of the Company's services are marketed in conjunction with the services or products of other vendors, and the Company plans to continue its strategy of maintaining and developing key strategic relationships. There can be no assurance that the Company will be successful in its ongoing strategic relationships or that the Company will be able to find further suitable business relationships as it develops new services or expands current services. Moreover, there can be no assurance that the Company's distributors and other strategic partners, many of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company in the future, discontinue their relationships with the Company, or form competing arrangements with the Company's competitors. In particular, there is no assurance that AT&T will continue to purchase Internet services from the Company after the expiration of the current agreement. Moreover, AT&T's obligations to purchase a minimum amount of services in years 4 and 5 of the agreement will terminate, among other reasons, if a telecommunications carrier or on-line service provider, having the right to appoint a director of the Company, acquires ownership of 15% or more of the outstanding stock of the Company. In addition to certain other termination provisions upon breach of the agreement by BBN, AT&T may cancel the agreement in the event the Company merges with, or becomes controlled by, another telecommunications carrier or an on-line service provider, and AT&T has the right to terminate the exclusivity obligation and to withhold other financial benefits in certain other situations.

     Marketing.

     BBN intends to grow its Internet revenue both by providing additional services to its existing customers and by substantially growing its customer base. To meet its business objectives, the Company has developed a three-point sales and marketing strategy:

     - DEVELOP A RANGE OF BUSINESS PARTNERS. BBN Planet's Business Partners Program, which currently has over 350 participants (including U.S. Web Corp. and Inacom Corp.), is seeking reseller relationships with a variety of value-added resellers. These channels will sell BBN Planet's services into their focused markets and will incorporate them into systems integration and solutions projects.

     - EXPAND ITS DIRECT SALES ORGANIZATION. BBN Planet is expanding its direct sales force in major business centers in the United States. A technical sales support team supports BBN Planet's sales efforts by analyzing customer requirements and designing Internet solutions to meet those requirements.

     - EXPAND TELESALES FORCE. BBN Planet plans to expand its telesales force to close lower-value sales opportunities for its InterNET Advantage managed connectivity, Internet Site Patrol, and Web Advantage offerings.

     BBN Planet provides Internet services to businesses, educational institutions, and governmental organizations. Through both internal growth and acquisitions, the Company's account base has grown from approximately 300 high-speed connections in August 1994 to approximately 2,300 high-speed connections as of June 30, 1996. BBN Planet's Internet accounts include many leading U.S. information technology companies, including Apple Computer, Cisco Systems, Digital Equipment Corporation, Oracle, Silicon Graphics, and Sun Microsystems; leading manufacturing organizations, such as Polaroid, TRW, United Technologies, and Xerox; leading telecommunications providers, such as AT&T, Ameritech, Continental Cablevision, GTE, and Pacific Telesis; leading universities, such as Harvard University, Johns Hopkins University, the Massachusetts Institute of Technology, and Stanford University; government entities, such as NASA, the U.S. Senate, the U.S. Departments of Agriculture, Defense, Education, Energy, Housing and

Urban Development, State, and Transportation, and the States of California, Delaware, Georgia, Massachusetts, Rhode Island, and Tennessee; leading financial institutions such as Alex Brown & Sons, Bank of America, Bank of Boston, Chase Manhattan Bank, Chicago Mercantile Exchange, Dow Jones, and Scudder, Stevens & Clark; and leading media companies such as The Boston Globe, Cahners Publishing, Forbes Magazine, The Los Angeles Times, and Miramax Films.

     Competition.

     The markets for the Company's BBN Planet offerings are highly competitive. In particular, the market for Internet services is rapidly expanding, and there are considerable uncertainties as to how the market will develop. The market for Internet access and related value-added services is highly competitive and in general there are no substantial barriers to entry. BBN believes there are certain key competitive considerations in this market, including: price; quality of service; technical expertise; quality of network backbone and infrastructure; and quality and scope of sales, marketing, and distribution channels. BBN expects that competition in the market will intensify in the future.

     BBN's current and prospective competitors in the Internet services market may, in general, be divided into the following four groups: (1) telecommunications companies, such as AT&T, MCI Telecommunications, Inc., MFS (which recently acquired UUNET Technologies, Inc.), WorldCom (which recently announced plans to merge with MFS), Sprint, Inc., regional Bell operating companies, and various cable companies; (2) Internet access providers, such as PSINet Inc. and NETCOM On-Line Communication Services, Inc.; (3) on-line services providers, such as AOL and CompuServe Incorporated; and (4) value-added networks and systems integrators, such as General Electric Information Services and International Business Machines Corporation's Advantis. Many of these competitors have greater market recognition and existing customer relationships, and have engineering, marketing, financial, technological, and personnel resources greater than those available to BBN. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can BBN. BBN expects that all of the major online services and telecommunications companies will compete fully in the Internet services market, and that other new competitors, including large computer hardware, software, media, and other technology and telecommunications companies, will enter the Internet services market, resulting in even greater competition for BBN.

     As a result of increased competition in the industry, the Company expects to encounter pricing pressure, which in turn could result in significant reductions in the selling price of BBN Planet's Internet access services (including changes to the pricing to AT&T under BBN's agreement with AT&T). In addition, those of BBN's competitors which are telecommunications companies may be able to provide customers with reduced overall communications costs by combining Internet access services with other services or taking advantage of installed infrastructure, thereby reducing the overall cost of their Internet access services and increasing pricing pressures on BBN. Competition could increase if new companies enter the market or if existing competitors expand their services and product lines or combine with other providers of Internet services or complementary services. There can be no assurance that BBN will be able to offset the effects of any such price reductions with an increase in the number of its customers, higher revenue from value-added services, cost reductions, or otherwise. There can be no assurance that BBN will have the financial resources, technical expertise, or marketing and support capabilities to continue to compete successfully.

     BBN Planet's competitive success will primarily depend upon the development and expansion of the market for Internet access services and products, and of the networks which comprise the Internet; the ability of the Company to continue and expand its current relationships with AOL and AT&T; the capacity, reliability, cost, and security of its network infrastructure; its ability to develop price competitive services that meet changing customer requirements or acquire rights to such products and services from other providers; its ability to compete with larger competitors, including telecommunications companies with greater resources and existing customer relationships and with installed infrastructure and other compatible service offerings; its ability on a timely basis to attract and retain additional highly qualified management, technical, marketing, and sales personnel; its ability to manage its growth; and its ability to improve its overall margins through improved operating efficiencies and an increase in the value-added services portion of its revenues.

     There can be no assurance that the Company will be able to compete successfully in the future. Maintaining any technological advantages that the Company may have or may develop, and developing value-added services, will require continued significant investment by the Company in research and development and in sales and marketing. There can be no assurance that the Company will have or be able to obtain sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages.

     There are currently few domestic or foreign laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations, domestic and foreign, may be adopted with respect to the Internet, covering issues such as telecommunications in general, message content, user privacy, property ownership, libel, pricing, characteristics and quality of services and products, and export controls. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's Internet-related services and products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, financial condition, or results of operations. Moreover, the Company's status or regulation under telecommunications laws, and the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy, are uncertain.

     Changes in the regulatory environment relating to the Internet access industry or the telecommunications industry in general, including regulatory changes which directly or indirectly affect telecommunication costs, the Company's status or regulation under telecommunications laws, or the scope of competition from regional telephone companies or others, could have an adverse effect on the Company's business. The Company cannot predict the impact, if any, that regulation or regulatory changes may have on its business.

                          BBN SYSTEMS AND TECHNOLOGIES

INTERNETWORK TECHNOLOGIES

     Overview.

     Through the Internetwork Technologies group of the Company's BBN Systems and Technologies division, BBN designs, builds, and operates wide-area communications networks; and offers and performs contract research, development, and consulting services for government and commercial organizations in advanced networking and Internet-related technologies. (For information on the Company's Internet access and value-added services, see generally the discussion under "BBN Planet" above.)

     The Company's strategy is to pursue government-funded advanced networking and Internet-related opportunities, to continue to develop advanced Internet-related technologies, and to transform such technologies into services and products for the commercial and government markets.

     The activities of the Internetwork Technologies group of the Company's BBN Systems and Technologies division include the following:

     - Advanced Network Systems and Technologies.

          BBN designs, develops, and operates integrated network systems for U.S. government agencies and commercial organizations. These customers typically have existing network infrastructures with requirements to integrate, migrate, or build new enterprise networks that incorporate emerging intra- and internetwork technologies.

          For the past several years, BBN has provided network systems and services to the U.S. Department of Defense, including to the Defense Data Network ("DDN"), a common-user data network serving the Department of Defense. The Company's multi-year contract to support the DDN expired in April 1996.

     The Defense Information Systems Agency ("DISA") has awarded the Company a one-year extension, valued at approximately $10 million, which would continue the Company's existing activities through April 1997. However, this contract is terminable at the convenience of the U.S. government upon sixty days notice. The Company expects that DISA will exercise its right to terminate this contract prior to April 1997, following the commencement of operations under a follow-on contract for DDN awarded to another contractor, thereby discontinuing BBN's activities related to this contract.

          In fiscal 1996, the Company was selected, under a subcontract with TRW, to design and build an expansion of the U.S. Treasury's nationwide telecommunications system. This one-year subcontract, with a value of approximately $15 million, includes up to ten one-year optional extensions. In addition, the Company has a contract to build and operate the Defense Simulation Internet ("DSI"), a secure global network offering real-time distributed simulation and training via packet, voice, and videoconferencing communications.

          Under contract with the Defense Advanced Research Projects Agency ("DARPA"), BBN is designing and developing a multi-gigabit router, an IP router that is expected to transmit breakthrough levels of traffic among WANs and LANs. The multi-gigabit router is expected to be 25 times faster than current commercial products, providing sufficient speed and bandwidth for high-capacity backbones, sophisticated data intensive applications, and supercomputing.

          BBN designs, develops, and implements network security solutions for data network environments, including packet network encryption technology to protect classified data for transmission across the Internet; user authentication and access control systems; and directory servers including security packages. BBN also offers e-mail security technology and Public Key Infrastructure ("PKI") certification system models for electronic commerce applications for government and commercial customers. Under contract with the Department of Defense, the Company has developed a Certification Authority Workstation ("CAW"), which assists in managing the cryptographic devices and security parameters throughout the Defense Message System.

          Under contract with U.S. government agencies, the Company is designing and developing wireless mobile network systems. These network systems are expected to provide new solutions for government and commercial organizations with a need to connect to central communications networks, personnel and equipment that are on the move. BBN's research in this area includes its Near-Term Digital Radio ("NTDR") contract, awarded in fiscal 1996 by the U.S. Army, to design, develop, and deploy a secure, mobile wireless voice and video network connecting over 400 vehicles across a 600-square mile area. The Company also has been awarded a contract by DARPA to develop advanced mobile IP network protocols.

     - Network Access Products and Services.

          BBN markets and supports, primarily for commercial customers, legacy network access products and services, as described below.

          The Company's network access products and services include X.25 network systems and products based upon packet-switching technology, including switching equipment, access devices, and network management systems. The Company's X.25 network access products and services business has experienced significantly lower revenue for several years. Substantially all of the Company's X.25 network access products and services revenue in fiscal 1996 was generated from sales into the Company's existing customer base in connection with the maintenance and support of networks previously installed by BBN. In response to rapid technological change and the emergence of new networking technologies, products and services, the Company has discontinued sales of most of its traditional
     X.25 systems and products, and has substantially eliminated its development efforts and significantly reduced its selling efforts related to this business.

          The Company's network access products include the T/10 Integrated Access Device ("IAD"). The T/10 IAD, which operates simultaneously as an Internet Protocol ("IP") router, X.25 packet switch, and asynch, bisynch, and SNA packet assembler/disassembler, and provides frame relay functionality, is designed to help customers consolidate traffic from their traditional terminal-to-computer and computer-to-computer traffic with newer desktop computing applications over a single network. To date, revenue from the Company's T/10 IAD activities has been substantially below expectations, and the Company has substantially reduced spending relating to the T/10 IAD in recent years.

          The Company is currently developing a multimedia access device ("MMAD"), an internetworking access device. The MMAD, which is being designed to enhance a multi-protocol peripheral router with the capabilities of a voice-capable frame relay access device ("FRAD"), is expected to be capable of handling a variety of networking needs by providing a common access point for all traffic to share a common frame relay backbone while maintaining the ability to route the more common traffic types such as IP.

     The Company is focusing sales of its network access products and services to a limited number of resellers and strategic licensing opportunities primarily in Europe and Japan. The Company has entered into several strategic development and license agreements with NEC Corporation ("NEC"), granting to NEC certain technology and manufacturing rights in the Company's T/10 IAD, T/40 Video Internet Router (for which BBN had substantially reduced its development efforts), and the MMAD.

     The Company has outsourced most of its manufacturing capabilities for its internetwork technologies products. The Company does not currently maintain a qualified second manufacturing source for certain of its network access products. Field service, consisting of on-site hardware and software maintenance for BBN's internetwork technologies products, is provided both directly by BBN and through third party maintenance organizations. The Company maintains dedicated field service personnel at sites in the United States and in a limited number of foreign countries, serving the field service requirements of its U.S. government customers, primarily for the DDN.

     Marketing.

     The market for BBN's internetwork technologies, products, and services includes the U.S. government and commercial organizations.

     U.S. government agencies, primarily the U.S. Department of Defense, are BBN's principal customers for its advanced network systems and technologies. To offset the general decline in the U.S. Department of Defense budget and increased competition for defense contracts (see "United States Government Contracts" below), BBN is targeting other government agencies for its internetwork technologies offerings, and supports BBN Planet's efforts to target commercial organizations with significant existing network infrastructures that need to integrate, migrate, or build new enterprise networks that incorporate emerging intra- and internetwork technologies. The Company believes that many of its internetwork technologies currently marketed to U.S. government agencies hold promise for commercial markets as well. In the area of network security services, the Company believes that the increasing use of the Internet and numerous private intranets has created a demand for more advanced, secure levels of electronic commerce, including exchanging mission-critical or competitive information, conducting negotiations, placing and fulfilling orders for goods and services, and conducting financial transactions. The Company believes that this demand will open up new markets for its network security products and services both in the U.S. government and commercial marketplace.

     In the area of network access products and services, the market for the Company's X.25 network access products and services is primarily BBN's existing commercial customer base. These customers typically require ongoing maintenance, upgrade, operation, or expansion of a private X.25 network system previously installed by the Company. The Company markets its X.25 network access products and services both directly and through third party resellers, although the Company substantially reduced its direct selling and marketing capabilities for
X.25 network services and products in recent years. The market for the Company's T/10 IAD and MMAD network access products includes commercial organizations which require access devices that enable the transmission of traffic from both legacy terminal-to-host applications as well as newer client/server applications over a single, high-speed frame relay backbone. The Company's distribution strategy for network access products and services is based on a limited number of OEM partnerships.

     Competition.

     Competition in the field of internetwork technologies is intense. U.S. Government contracts may be awarded either through a sole-source or competitive procurement, although competitive procurements are increasingly common. BBN is focusing on areas in which it has particular expertise, such as security and high-performance networking.

     The Company believes that the primary factors of competition in the government sector are the technical expertise and experience of the supplier, and price. BBN believes that its ability to compete successfully will depend heavily upon the Company's continued ability to recruit, hire, and retain suitable scientific and engineering personnel who possess a high level of technical expertise, knowledge, and experience in the computer networking field.

     In the commercial marketplace, factors of competition include the extensiveness of the supplier's consulting capabilities and service offerings, reputation, responsiveness, and to a lesser extent, price. Through its government-funded contract research and development efforts, the Company believes that it can provide significant competitive advantage to the commercial marketplace. Commercial customers benefit from the extensive knowledge and expertise relating to state-of-the-art internetworking trends and opportunities that the Company derives from its government-funded projects. The Company believes that its success in the commercial sector will depend upon its success in continuing to provide advanced networking-related contract research and development services to certain U.S. government customers, including DARPA, which efforts provide the Company with extensive knowledge and expertise relating to future internetworking trends and opportunities. Many of these services are also made available to BBN Planet customers, to differentiate that division's offerings.

     The Company also believes that its efforts to adapt government-funded technologies to meet commercial market requirements results in more robust applications that are attractive to government agencies who are seeking to integrate commercial-off-the-shelf applications into their programs whenever possible.

     The Company believes that the primary factors of competition for network access products and services are functionality, product performance, price, reliability, and experience of the supplier. Several important trends have adversely affected the Company's X.25 network access products and services business, including the growth of desktop computing, the widespread installation of LANs, and increased transmission circuit speed and improved circuit quality. These trends have led to market requirements for networking technologies such as routers. The Company is not currently investing in additional development of its
X.25 products.

INFORMATION SYSTEMS AND TECHNOLOGIES

     Overview.

     BBN designs, develops, and markets information systems and technologies, primarily in the fields of distributed systems and computing technologies, advanced command and control systems, speech and language processing, and education and training. In each of these fields, BBN offers customized solutions to complex problems.

     Through the Information Systems and Technologies group of the Company's BBN Systems and Technologies division, the Company is engaged in the following activities:

     - Advanced Command and Control Systems.

          The Company offers research, development, and consulting services, primarily to government agencies, to develop and implement advanced command and control systems which incorporate the Company's expertise in the fields of human-computer applications, advanced computing, expert systems, and artificial intelligence.

          The Company has designed, developed, and deployed field logistics and transportation support systems for a number of government customers. For example, under contract to the U.S. Army, BBN has designed, developed, and deployed a field logistics system, called the Logistics Anchor Desk ("LOG-AD"), which is currently being used to support the U.S. peace-keeping forces in Bosnia.

     - Speech and Language Technologies.

          BBN performs research, development, and consulting services, primarily to government customers, in a range of advanced speech and language technologies, including speech and language processing, speech recognition, wordspotting, speaker identification, language identification, character recognition, data extraction from text, and name finding in text. For example, under contract to DARPA, the Company is developing interactive spoken language systems enabling military personnel to interface efficiently and effectively with computer applications ranging from specific military logistics systems to the Internet.

          The Company's former BBN HARK Systems Corporation ("BBN Hark") subsidiary, an early-stage company which provided commercial speech recognition computer software products and services, was merged into the Company in April 1996. Certain of the commercial speech recognition computer software activities previously resident in BBN Hark are now being continued by the BBN Systems and Technologies division.

     - Education and Training Technologies.

          In the field of education technology, BBN offers a variety of research, development, and consulting services, primarily to government organizations such as the National Institutes of Health and the National Science Foundation, and to public and private educational institutions. For example, under contract to the New American Schools Development Corporation, the Company has developed and is assisting in the implementation of the Co-NECT School Design program, utilizing computer and networked communications technology as part of a project based curriculum.

     Marketing.

     BBN markets its information systems and technologies principally to U.S. government agencies, and to a lesser extent to commercial and non-profit organizations. Substantially all of BBN's information systems and technologies contracts are won on the basis of the technical merits of BBN's proposals and BBN's professional reputation. BBN's reputation is enhanced through the visibility of its employees in professional pursuits and, accordingly, BBN encourages participation by its employees in various professional associations and sponsors the presentation and publication of technical papers by employees at professional meetings and in technical journals.

     In the logistics sector, BBN is pursuing the use of many of the Logistics Anchor Desk and advanced command and control systems components in its offerings to the commercial logistics market. Organizations with complex scheduling requirements are the major targets of this activity.

     BBN markets speech and language-related research and development principally to U.S. government agencies, such as DARPA and the U.S. Air Force Rome Laboratory. Substantially all of the contracts in these fields are won on the basis of the technical merits of BBN's proposals and BBN's professional reputation.

     Competition.

     The primary factors of competition for BBN's information systems and technologies are superior technical expertise and price. BBN believes that its ability to maintain its competitive position depends upon its ability to attract and retain talented employees and to maintain a competitive cost structure.

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

PHYSICAL SYSTEMS AND TECHNOLOGIES

     Overview.

     BBN performs contract research, development, and consulting services, primarily for U.S. government agencies, in the field of physical systems and technologies.

     The Company designs, develops, and markets underwater acoustic sonar and prototype sensor systems, both fixed and mobile, primarily for U.S. government agencies, including in undersea sensor and surveillance systems. BBN combines experience in acoustics, signal analysis, and information processing, to develop major sensor systems, from initial concept through full-scale engineering development and deployment. Some of this work is carried out under subcontract to major defense contractors

     In the area of acoustic technologies, the Company provides contract research, development, and consulting services primarily for U.S. government agencies in the defense application fields of sonar, submarine, surface ship, and ocean environmental acoustics; signal and information processing; shock and vibration analysis; marine systems; radar cross-section reduction; materials engineering; and psychoacoustics.

     BBN is currently teamed with Lockheed-Martin Federal Systems to perform engineering and development services in connection with two U.S. Navy programs, the Fixed Distributed System Shore Signal and Information Processing Segment ("FDS SSIPS") program and the Advanced Deployable Systems ("ADS") program. Both the FDS SSIPS and ADS programs are components of the U.S. Navy's Integrated Underwater Surveillance System. In connection with the FDS SSIPS program, BBN's role has been to define the overall operational concept for FDS SSIPS, and to provide software development and operational training. BBN is performing a related role in connection with the ADS program. Although the scale of the FDS SSIPS program has been reduced since its inception, the Company currently believes that it will continue to be involved in the FDS SSIPS program for the near future. While there exists some uncertainty over the U.S. government's long-term level of funding for the FDS SSIPS and ADS programs, the Company believes that the U.S. Navy will continue to fund development programs for its underwater surveillance and sonar systems. (See "United States Government Contracts" below.)

     In the commercial marketplace, BBN designs and develops instrumentation systems for deep water offshore oil platforms used in the petrochemical industry.

     The Company also designs and develops active noise and vibration control ("ANVC") products and systems. Active control of noise and vibration is accomplished by introducing one or more secondary sources of noise and vibration to generate "anti-waves" that significantly reduce the original disturbance. Under contract to the U.S. Navy, the Company has designed an ANVC system to reduce the noise generated by propellers and other machinery on a U.S. Navy vessel.

     Marketing.

     The primary customers for BBN's physical systems and technologies consist of the U.S. Navy, DARPA, anti-submarine warfare prime contractors, and the National Aeronautics and Space Administration. BBN markets its sensor systems to customers both directly and through teaming arrangements with large defense contractors. Periodically, government agencies issue requests for proposals or broad-area announcements seeking suppliers with specific technology skills and BBN often can respond to these requests. Alternatively, the Company may propose systems-related work to government agencies. The Company also may be invited to bid, or may seek to team with one or more companies bidding, on a larger procurement of which a system or subsystem within BBN's field of expertise is one component.

     The market for physical systems and technologies has changed dramatically in recent years. The end of the Cold War has led to the cancellation or reduction in scope of a number of large sensor systems procurements. In addition, the Department of Defense is placing increased emphasis on research, develop-ment, training, and evaluation, often stopping short of full-scale production of a system until necessary. Currently, the Company is pursuing opportunities for coastal defense sensor and surveillance systems both in the United States and with allied foreign countries. The Company believes its ability to sustain revenue in this business area will depend on continued contract research and development and program funding by the U.S. government.

     The market for ANVC products and systems is slowly emerging, and manufacturers in the automotive, aerospace, industrial equipment, and consumer products industries are exploring commercial applications of ANVC technology. Company revenue from commercial ANVC products and services has not been significant to date.

     Competition.

     The primary factors of competition for physical systems and technologies are superior technical expertise, experience of the supplier, and price.

     Competition in the field of physical systems and technologies with defense applications is dominated by large defense contractors with substantially greater financial and marketing resources than BBN. In major programs, where BBN's technical expertise supports the allocation to BBN of a portion of the work, BBN typically teams with a large defense contractor. In teaming arrangements where BBN acts in a subcontractor capacity, BBN relies heavily on the effectiveness of its prime contractor to win a given award. In defense-related areas, the Company anticipates that competition will continue to be intense. (See also "United States Government Contracts" below.)

                               FORMER BUSINESSES

BBN DOMAIN CORPORATION

     BBN Domain Corporation (formerly named BBN Software Products Corporation) was until July 31, 1996 a wholly-owned subsidiary of the Company. BBN Domain Corporation develops, markets, and supports data analysis and process optimization software products and services primarily designed for companies in the health and manufacturing industries. Its offerings of software products includes RS/Series(TM), Clintrial(TM), Clintrace(TM), Cornerstone(TM), BBN/Patterns(TM), and BBN/Probe(TM), and Starfire computer software. In recent periods, the Company had invested heavily in the development of a number of BBN Domain Corporation's software products, including principally Cornerstone, Clintrial, and Starfire software.

     On July 31, 1996, the Company completed a transaction with an investment group led by ABS Capital Partners (collectively, "ABS") under which ABS purchased a majority interest in BBN Domain Corporation subsidiary for approximately $36 million. The Company continues to retain a minority voting stock interest in BBN Domain Corporation, the name of which has been changed to Domain Solutions Corporation. The results of operations of BBN Domain Corporation have been reported as discontinued operations and the financial statements of the Company have been restated accordingly.

     The Company's decision to divest the majority interest in its BBN Domain Corporation subsidiary was in furtherance of BBN's strategy of focusing principally on Internet-related and internetworking activities. The Company believes that the divestiture will permit BBN to concentrate more intently on the Internet marketplace, with the cash proceeds providing BBN with the financial flexibility to continue to invest aggressively in the expansion of the Company's network infrastructure, the expansion of distribution channels, and the development of value-added services.

LIGHTSTREAM CORPORATION

     Until January 1995, BBN had invested heavily for several years in the development of networking products based on asynchronous transfer mode ("ATM") technology. The Company's ATM development activities were conducted from October 1993 by LightStream Corporation, a BBN subsidiary formerly 80% owned by the Company and 20% owned by UB Networks, Inc. (formerly Ungermann-Bass, Inc.), a wholly owned subsidiary of Tandem Computers, Inc. Sales of LightStream ATM switches were approximately $1.5 million in fiscal year 1994 and $8.4 million for the six months ended December 31, 1994. Operating losses of the LightStream activities were approximately $14.8 million in fiscal year 1994 and $3.7 million for the six months ended December 31, 1994. Prospects for future sales were uncertain. The Company believed that the emerging market for ATM products was very competitive, and many other communications companies possessed marketing, distribution, and other resources significantly greater than those available to LightStream Corporation. In addition, the ATM enterprise switch market segment, which was the market segment addressed by the LightStream ATM switches, was developing significantly slower than other market segments for ATM communications switches.

     In January 1995, LightStream Corporation sold substantially all of its assets to Cisco Systems, Inc., which resulted in a $105.0 million gain to the Company before taxes and minority interest. BBN realized approximately $80 million in cash from this transaction.

     Simultaneous with the sale of LightStream Corporation, BBN entered into an agreement with Cisco providing the Company with significant discounts on the purchase of up to $30 million in Cisco equipment. BBN was also selected as a primary provider of Internet access services to Cisco and currently manages part of Cisco's internal network.

SIMULATION SYSTEMS

     Until April 1993, BBN designed, marketed, built, and supported distributed simulation systems, combining computer image generators with networking capabilities, primarily for tactical team training. BBN's customers included the U.S. Army (through the SIMNET program) and the German Army (through the AGPT program under a subcontract with Wegmann & Co. GmbH). In April 1993, in view of ongoing capital requirements and an uncertain sales outlook, the Company sold the fixed assets, inventory, and technology of its simulation systems business, and transferred more than one hundred employees of that business, to a subsidiary of Loral Corporation (now Lockheed Martin Corp.). The results of the Company's former simulation systems business are included as appropriate in the BBN Systems and Technologies business segment.

                            RESEARCH AND DEVELOPMENT

     The markets (both governmental and commercial) in which the Company competes are characterized by rapidly changing technology, evolving industry standards, intense competition, and frequent new service and product introductions, which require, among other things, continued research and development expenditures by the Company to improve its existing services and products, and to develop new services and products to address emerging market requirements. Internally-funded research and development costs (exclusive of LightStream Corporation) were $12,929,000, $9,801,000, and $7,221,000 in fiscal 1996, 1995, and 1994, respectively.

     The Company's success in its markets will depend upon its ability on a timely basis to develop and provide new or enhanced service and product offerings, at competitive prices, that meet changing customer requirements or to acquire rights to such services and related products from other providers. There can be no assurance that the Company can successfully identify new opportunities and develop or obtain and bring competitive new offerings to market in a timely manner and at a competitive price. The Company's pursuit of necessary technological advances may require substantial effort, time, and expenditures. Development and introduction of technological advances is typically expensive and the investment often involves a long pay-back cycle. The Company has made significant investments in product and service developments in the past, some of which have not been financially successful. Failure of the Company, for technological or other reasons, to develop or obtain and introduce, in a timely manner, and market new services that are compatible with industry standards and that satisfy customer requirements at a competitive price, would have a material adverse effect on the Company's business, financial condition, and results of operations.

     In addition, the Company or its competitors may introduce enhancements to existing services or products, or embodying new technologies, industry standards, or customer requirements, that have the potential to replace or provide lower cost alternatives to the Company's existing offerings. The introduction of such enhancements or new services or products could render any of the Company's existing services and products obsolete and unmarketable. Any such event could have a material adverse effect on the Company's business, financial condition, or results of operations.

                       UNITED STATES GOVERNMENT CONTRACTS

     During fiscal 1996, 1995, and 1994, approximately 55%, 70%, and 80%, respectively, of BBN's total revenue was derived from contracts and subcontracts involving the U.S. government and its agencies. Substantially all of such revenue was in the BBN Systems and Technologies business segment. In fiscal 1996, approximately $124,000,000 were sales pursuant to contracts funded through the Department of Defense. Of these sales, contracts sponsored by three agencies of the Department of Defense (under several programs in each case) contributed approximately $39,000,000, $25,000,000 and $21,000,000, respectively.

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

     The Company, like other companies doing business with the Department of Defense, has been adversely affected by significant changes in defense spending and attendant increased competition within the defense industry, which the Company expects will continue over the next several years. Uncertainty continues to exist on the size and scope of reductions in future defense budgets and their impact on the Company's defense-related business. Further, there is the possibility that funding limitations could result in a reduction, delay, or cancellation of existing or emerging programs. These factors have reduced the Company's U.S. government revenue and operating margins in recent fiscal years.

     The Company anticipates that competition in all defense-related areas will continue to be intense. Accordingly, the Company is expecting competitive pressure which may reduce profitability in this area of the Company's business. The defense markets are dominated by large defense contractors with substantially greater financial and marketing resources and larger technical staffs than the Company. Recent trends in this area are toward further market consolidation of large defense contractors into a smaller number of very large entities, further concentrating financial, marketing, and technical strength and increasing competitive and pricing pressure in the industry.

     The Company has established a governmental business development group to seek out new U.S. government opportunities. It works in collaboration with the Board of Visitors of BBN Systems and Technologies, a group with considerable experience in government procurements, including Dr. John Albertine, Chairman and CEO, Albertine Enterprises (also a Director of the Company); C. Albert Fowler former Vice President of Raytheon and Chairman of Defense Services Board; General Al Gray (Ret.), former Commandant of the U.S. Marine Corps; General David Maddox (Ret.), former Commander of all U.S. ground forces in Europe; General Tony McPeak (Ret.), former Chief of Staff for the U.S. Air Force; Vice Admiral Guy Reynolds (Ret.), former senior naval officer for all Navy research and development; and Larry Smith, former counselor to two Secretaries of Defense.

     The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"); such audits can result in adjustments to contract billings. Final contract billing rates for the Company have been established and billings audited for years through fiscal 1991, except for the Company's former BBN Communications activities for which final contract billing rates have been established only through fiscal 1984. The audit by DCAA of the Company's former BBN Communications activities for fiscal years 1985 through 1993, which had been delayed, is currently in progress. U.S. government revenue for BBN Communications activities during the nine-year period under audit represented approximately 40% of the Company's total U.S. government revenue during the period. Based upon its interpretations of government contract regulations, DCAA in August 1996 recommended to the responsible governmental administrative contracting officer that adjustments to BBN Communications contract billings be made which, if asserted and sustained upon appeal, would have a material adverse effect on the Company's financial condition and results of operations. The amount of any adjustments which may ultimately be asserted by the administrative contracting officer on the basis of the DCAA recommendations is not currently determinable. The Company and its counsel believe that DCAA's recommendations, in substantial part, are based upon incorrect interpretations of government contract regulations and are inconsistent with decided cases. The Company expects that any adjustments which may ultimately be asserted and sustained on appeal as a result of audits of the Company's fiscal years 1985 through 1995 (including the 1985 through 1993 period for BBN Communications) will not have a material adverse effect on the Company's financial condition and results of operations.

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

                                    BACKLOG

     The backlog of orders at BBN Systems and Technologies at June 30, 1996 and June 30, 1995 was approximately $107,000,000 and $133,000,000 respectively. The decrease from fiscal 1995 results from the wind-down in fiscal 1996 of certain multi-year U.S. government contracts along with the current trend experienced by the Company towards shorter term, incrementally funded awards from the U.S. government. The backlog at June 30, 1996 includes approximately $47,000,000 of funded U.S. government orders

(expenditures appropriated by Congress), approximately $40,000,000 of unfunded government orders, and approximately $20,000,000 of commercial orders. The amounts include estimates relating to customer-requirements contracts, and to long-term contracts of a cost-reimbursement nature. Assuming no terminations, cancellations, or changes, and completion of orders in the normal course, BBN estimates that approximately 69% of the June 30, 1996 backlog relates to work expected to be performed during fiscal 1997.

     At BBN Planet, under the Company's March 1995 agreement with AOL, backlog was approximately $43,000,000 and $54,000,000 at June 30, 1996 and June 30, 1995, respectively. These figures include substantial pass-through costs to BBN for telecommunications circuits and other telecommunications services. During fiscal 1996, BBN Planet received substantial additional network deployment tasking from AOL. The Company is currently in negotiation with AOL regarding an expansion of the original March 1995 agreement, which the Company anticipates will substantially increase the backlog in connection with its AOL activities.

     At BBN Planet, under the Company's Internet services agreement with AT&T, AT&T has agreed to purchase from BBN a minimum of $120 million of services over a three year period commencing on September 1, 1995 (subject to potential reduction under specified circumstances). As of August 31, 1996, AT&T has fulfilled its first year's minimum order commitment of $20 million as provided by the Agreement. AT&T's minimum order commitments under the agreement for the second contract year ending August 31, 1997 and the third contract year ending August 31, 1998 are $40 million and $60 million, respectively. For additional information about the AT&T agreement with BBN, see "BBN Planet" above.

     For information regarding BBN Planet's anticipated annualized revenue for managed connectivity and value-added services, see "BBN Planet" above.

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

                         PATENTS AND PROPRIETARY RIGHTS

     The Company utilizes appropriate patent, trademark, copyright, and other proprietary rights procedures to protect its commercial products, and has applied for a limited number of patents in connection with certain recent development activities at the Company's BBN Systems and Technologies division. However, although BBN owns a limited number of patents, none are of significant value to the Company's current business.

     The Company believes that certain of its commercial competitors, many of whom have significantly greater financial, technical, and legal resources than the Company, are actively seeking patent protection in connection with their new products and technologies. In response, the Company has increased its patent activity. However, the Company's patent efforts are spread over a wide range of technologies, and it is probable that a competitor in any one technology can outspend the Company's patent program in that area. The Company believes that the award of patent rights to a competitor could have an adverse material impact on the ability of BBN to conduct its business activities in areas covered by any such patent award. However, the Company is not currently aware of any patents or patent applications that impact or are likely to impact materially the ability of BBN to conduct its current business activities.

     It may be possible for commercial competitors to replicate aspects of BBN's products and services even though BBN regards such aspects as proprietary. However, BBN currently believes that, in general, due to the rapid pace of technological change in its commercial businesses, patent or other formal protection is less significant than the knowledge and experience of BBN personnel and the ability of BBN to develop, enhance, and market its products and services.

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

                                   EMPLOYEES

     As of September 17, 1996, the Company employed approximately 2,000 persons, a majority of whom are professional or technical persons having high levels of education, training, and skill in the areas in which the Company operates. BBN's domestic employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are excellent.

     Recently, there have been a number of management changes at the Company. In January 1994, George H. Conrades became president and chief executive officer of the Company, succeeding Stephen R. Levy who remains on the Company's board of directors. In addition, the presidents of BBN's two principal operating divisions have joined BBN within the last two years, including Paul R. Gudonis at BBN Planet (November 1994) and David N. Campbell at BBN Systems and Technologies (July 1995).

     A number of senior executives have left the employ of the Company in the last three years. These include Stephen R. Levy, former chief executive officer of the Company, who retired as an officer and employee of the Company after 29 years with the Company as an employee; Frank Heart, former president of the Company's BBN Systems and Technologies division, who retired in July 1994 after 28 years with the Company; W.B. Barker, former head of several BBN activities, who left in January 1995 after 26 years with the Company; and David C. Walden, former head of several BBN activities and divisions, who left in January 1995 after 24 years with the Company.

     BBN, along with other high-technology companies, faces competition in hiring and retaining skilled technical, professional, marketing, and sales personnel. In certain areas, such as emerging technologies and marketing, the supply of such people is limited. The process of locating personnel with the combination of skills and attributes required to carry out the Company's strategy is often lengthy. The Company's employees may voluntarily terminate their employment with the Company at any time. The Company believes that its future success depends in part upon its ability to attract and retain such personnel. The Company is currently actively recruiting for a number of technical, marketing, product management, and sales positions throughout the Company. The loss of service of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's product development efforts, business, financial condition, or results of operations.

                                  EXPORT SALES

     Certain of the Company's services and products, including products containing encryption technology, are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute products outside of the United States or electronically. While the Company takes precautions against unlawful exportation, the global nature of the Internet makes control of distribution on the Internet virtually impossible. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions or new legislation or regulation could have a material adverse impact on the Company's business, financial condition, or results of operations.

     The Company's foreign operations currently include offices in Italy and the United Kingdom, principally focusing on sales and marketing activities for the Company's network access products. Sales from such activities are not significant. In the countries in which BBN focuses its export sales activities, the Company knows of no unusual risks. The Company does not currently directly market and sell its Internet connectivity services outside of the United States.

     Export sales by the Company in fiscal 1996, 1995, and 1994 were concentrated principally in the network access products and services and physical systems and technologies areas of the Company's BBN Systems and Technologies business segment. Revenue from U.S. export sales in fiscal 1996, 1995, and 1994 was $19,820,000, $9,296,000, and $11,650,000, respectively. U.S.
export sales revenue from the Company's former BBN Domain Corporation subsidiary, a majority voting stock interest of which was sold by the Company in July 1996, is excluded from such calculations. (See "BBN Domain Corporation" above.)

                        FACTORS AFFECTING FUTURE RESULTS

     From time to time information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K), may contain statements which are not historic facts (so called "forward-looking statements"), including statements about the Company's confidence and strategies and its expectations about revenue and market growth, new and existing technologies, services, and opportunities, and operational efficiencies and earnings. These forward-looking statements involve risks and uncertainties that could cause the actual results to vary materially. Factors that may cause such differences include, but are not limited to, the factors discussed in this section and elsewhere in this Form 10-K. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission, including its report on Form 8-K dated May 15, 1996.

     The businesses in which the Company is engaged involve a high degree of risk and uncertainties. The markets (both governmental and commercial) in which the Company competes are characterized by rapidly changing technology, intense competition, and frequent new service and product introductions, which require, among other things, the Company to make significant and ongoing investment. The Company's success will depend upon its ability on a timely basis to develop and provide new or enhanced offerings, at competitive prices, that meet changing customer requirements or to acquire rights to such services and related products from other providers. In addition, fundamental changes in the way services and products are marketed and delivered, including bundled services and products, could have a material adverse effect on the Company's business. The Company's plans include significant investment in technological and infrastructure development for Internet-related business opportunities. Failure of the Company, for technological or other reasons, to develop or obtain and introduce, in a timely manner, and market new services that are compatible with industry standards and that satisfy customer requirements at a competitive price would have a materially adverse effect on the Company's business. The Company has made a strategic decision to transition its business to focus principally on commercial Internet-related business opportunities. The success of the Company's initiative will depend particularly upon the development and expansion of the market for Internet services and products. This market has only recently begun to be developed, there is considerable uncertainty as to how the market will develop, and critical issues which may affect its commercial viability remain unresolved. For example, the Company believes that the market for commercial Internet services will continue to develop only if security, reliability, ease and cost of access, availability of electronic commerce services, and quality of offerings are achieved. The market will also be affected by application to it of existing or new laws or regulations.

     The Company expects that the success of its Internet-related efforts will depend upon a number of factors, including the development and expansion of the market for Internet access services and products, and of the networks which comprise the Internet; the ability of the Company to continue and expand its current relationships with AOL and AT&T; the capacity, reliability, cost, and security of its network infrastructure; its ability to finance the expansion of its network infrastructure; its ability to develop price competitive services that meet changing customer requirements or acquire rights to such products and services from other providers; its ability to compete with larger competitors, including telecommunications companies with greater resources and existing customer relationships and with installed infrastructure and other compatible service offerings; its ability on a timely basis to attract and retain additional highly qualified management, technical, marketing, and sales personnel; its ability to manage its growth; and its ability to improve its overall margins through improved operating efficiencies and an increase in the value-added services portion of its revenues. In addition, the Company may need to raise additional funds through public or private debt or equity financings in order to implement its strategy. There can be no assurance that any such funding will be available, or of the terms or timing of any such funding.

     The Company has historically derived the majority of its revenues from contracts and subcontracts with the U.S. government, and currently approximately one-half of the Company's revenue is derived from the U.S. government and its agencies, particularly the Department of Defense. The Company's business with the Department of Defense has been adversely affected by significant changes in defense spending and by increased competition within the consolidating defense industry. The Company anticipates that competition in all defense-related areas will continue to be intense and accordingly, that there will be continued significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business.

     The Company has incurred operating losses in recent fiscal periods and operating activities continue to consume cash. Further cash usage will be required to fund operating losses as well as the high level of capital expenditures in support of the investment being made in the Company's Internet-related business. There can be no assurance that the Company will be able to generate or otherwise obtain sufficient cash to meet its needs. Such inability could have a material adverse effect on the Company's business. Currently many of the Company's services are marketed in conjunction with the services or products of other vendors and the Company plans to continue its strategy of maintaining and developing key strategic relationships. Examples of important strategic partners of the Company include AT&T and AOL. There can be no assurance that the Company will be successful in its ongoing strategic relationships or that the Company will be able to find further suitable business relationships as it develops new services or expands current services. Further, there can be no assurance that the Company's strategic partners, many of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company in the future, discontinue their relationships with the Company, or form competing arrangements with the Company's competitors. In particular, the Company expects the competition with its Internet-related activities will intensify in the future. The Company expects that all of the major online services and telecommunications companies will compete fully in the Internet services market, and that other new competitors, including large computer hardware, software, media, and other technology and telecommunications companies, will enter the Internet services market, resulting in even greater competition for the Company's services and significant pricing pressure. Many of the Company's competitors are more established, benefit from greater market recognition and existing customer relationships, and have engineering, marketing, financial, technological, and personnel resources greater than the Company. In addition, competitors which are telecommunications companies may be able to reduce customers' overall communication costs by combining Internet access services with other services or take advantage of installed infrastructure, thereby reducing the overall cost of their Internet access services and increasing pricing pressure on the Company. Competition could also increase if new companies enter the market or if existing competitors expand their service and product lines, or combine with other providers of Internet services or complementary services.

     The Company, along with other high-technology companies, faces competition in hiring and retaining skilled technical, professional, marketing, and sales personnel. The Company's employees may voluntarily terminate their employment with the Company at any time. The loss of services of key personnel, or the inability to attract additional qualified personnel, could have a materially adverse effect on the Company.

     The Company may need to raise additional funds through public or private debt or equity financings in order to implement its strategy of exploiting new and emerging technologies. Capital needs may include funding cash flow losses from operations; building and expanding its Internet network infrastructure; investing in working capital, other capital equipment, and selling and marketing infrastructure; and pursuing potential investments, acquisitions, and other expansion opportunities. There can be no assurance that any such funding will be available to the Company, or of the terms or timing of any such funding. If adequate funds are not available, such inability could have a material adverse effect on the Company.

     The Company, like other companies doing business with the U.S. government, is subject to routine audit, and in certain circumstances to inquiry, reviews, or investigation, by U.S. government agencies, of its compliance with governmental procurement policies and practices. Audits can result in adjustment to contract billings. Under certain circumstances a contractor violating or not complying with procurement regulations can be subject to legal or administrative proceedings, including fines and penalties, as well as be suspended or debarred from contracting with the government. Material adjustments to contract billings or the institution of such proceedings against the Company could, and suspension or debarment from contracting with the government would, materially adversely affect the Company.

     There are currently few domestic or foreign laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations, domestic and foreign, may be adopted with respect to the Internet, covering issues such as telecommunications in general, message content, user privacy, property ownership, libel, pricing, characteristics and quality of service and products, and export controls. The adoption of any such law or regulation may decrease the growth of the Internet and adversely affect the Company's business. Moreover, the Company's status or regulation under telecommunication laws, and the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy, are uncertain. Additional changes in the regulatory environment relating to the Internet access industry or the telecommunications industry in general, including regulatory changes which directly or indirectly affect telecommunication costs, the Company's status or regulation under the telecommunications laws, or the scope of competition from regional telephone companies or others, could have an adverse effect on the Company's business.

                               INDUSTRY SEGMENTS

     Financial information with respect to the Company's activities in its two industry segments may be found in the section captioned "Segment Information" appearing in the Notes to the Consolidated Financial Statements below.

ITEM 2.  PROPERTIES.

     The Company's executive offices, its primary research, development, and consulting facilities, and the majority of its computer, laboratory, and manufacturing facilities are currently located in its Cambridge, Massachusetts complex, which contains approximately 642,000 square feet of building space. Approximately 123,200 square feet of the Cambridge, Massachusetts complex is owned by the Company; the remaining space is leased by the Company, primarily under long-term leases granting the Company the option to extend the lease. The Company also has first refusal rights and/or options to purchase most of the leased space.

     Approximately 147,100 square feet of the Cambridge, Massachusetts complex is subleased, including 49,500 square feet to Domain Solutions Corporation (formerly BBN Domain Corporation) under a sublease expiring June 30, 1998, and 97,600 square feet to unaffiliated parties. The aggregate rental to be paid by the Company for all of its leased Massachusetts facilities, net of sublease income and including taxes and certain operating expenses, will be approximately $7,700,000 in fiscal 1997.

     The Company also leases, on a short-term basis, office space at 18 other domestic locations containing an aggregate of approximately 150,000 square feet of space, net of subleases. The aggregate rental to be paid by the Company for such locations, net of sublease income and including taxes and certain operating expenses, will be approximately $2,882,000 in fiscal 1997.

     The Company also occupies office space in 2 foreign countries, containing an aggregate of approximately 9,500 square feet of space, net of subleases. The aggregate rental to be paid by the Company for such office space, net of sublease income and including taxes and certain operating expenses, will be approximately $736,000 in fiscal 1997. The Company is seeking to sublease excess space, resulting from the divestiture of BBN Domain Corporation, at its Heathrow facility in the United Kingdom.

     The Company believes that it facilities and equipment are well maintained and are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to shareholders of the Company during the fourth quarter of fiscal 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, the age of each, and the period during which each has served in his current office, are as follow:

                                                                                CONTINUOUSLY
                                                                                   IN SUCH
              NAME                AGE                  OFFICE                   OFFICE SINCE
- --------------------------------- ----    ---------------------------------    ---------------
George H. Conrades...............  57     Chairman of the Board of             1995/1994/1994
                                          Directors, President, and Chief
                                          Executive Officer
Ralph A. Goldwasser..............  49     Senior Vice President, Chief         1991/1992/1991
                                          Financial Officer, and Treasurer
David N. Campbell................  54     Senior Vice President                1995
John Montjoy.....................  52     Senior Vice President and General    1995/1984
                                          Counsel
Paul R. Gudonis..................  42     Vice President                       1994
Paul F. Brauneis.................  51     Vice President and Controller        1995/1995

     All of the executive officers except Messrs. Goldwasser and Montjoy have been employed by the Company in their present or other capacities for less than the past five years.

     Mr. Conrades has been the President and Chief Executive Officer of the Company since January 1994. Prior to that time, he had been employed for over 30 years at International Business Machines Corporation. During his employment with IBM, Mr. Conrades held a number of marketing-management and general-management positions, including most recently senior vice president, corporate marketing and services and general manager of IBM United States, including hardware, software, maintenance, and services, responsible for all of that company's customer-related operations in the United States. Mr. Conrades retired from IBM in March 1992, and since that time and prior to his appointment as President of the Company, Mr. Conrades was consulting in venture capital businesses and was on the board of directors of several small technology ventures, including a subsidiary of the Company. Mr. Conrades is also a director of Westinghouse Electric Corporation, Cubist Pharmaceuticals Corporation, and CRA Managed Care, Inc.

     Mr. Campbell was elected Senior Vice President of the Company in July 1995, and has served as President of the Company's BBN Systems and Technologies Division since that time. Prior to that time, he was with Computer Task Group, Inc. an international integrated information technology services company, from 1968 to 1994, most recently serving as its chairman and chief executive officer. Mr. Campbell is a director of Dunlop Tire Corp., First Empire State Corporation, Gibraltar Steel Corp., and National Fuel Gas Company.

     Mr. Gudonis was elected Vice President of the Company in November 1994, and has served as President of BBN Planet since that time. From October 1990 to October 1994, Mr. Gudonis worked at Electronic Data Systems Corporation ("EDS"), a worldwide provider of information technology services, most recently as vice president and general manager of its Communications Industry Group. At EDS, Mr. Gudonis was responsible for building a global division of EDS serving the communications and media industry. Prior to that, Mr. Gudonis worked at Appex Corporation, a provider of software and services to the cellular phone industry, from 1989 to October 1990, most recently as a senior vice president and general manager. Appex Corporation was acquired by EDS in October 1990.

     Mr. Brauneis joined BBN in September 1995 and has served as Vice President and Controller of the Company since November 1995. Prior to joining BBN, Mr. Brauneis worked from January 1993 to January 1995 at SoftKey International Inc. (formerly Spinnaker Software Corporation) as chief financial officer and financial consultant, and from 1980 to 1992 at M/A-Com, Inc., where he served in the positions of vice president and comptroller, vice president/finance, and financial consultant.

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

     Quarterly information related to high and low sales prices for the Registrant's Common Stock may be found under the caption "Quarterly Financial Data (Unaudited)" appearing on page 56.

     Information related to holders of the Registrant's Common Stock and as to dividends paid on the Registrant's Common Stock may be found under the caption "Item 6 -- Selected Financial Data" below.

ITEM 6.  SELECTED FINANCIAL DATA.

                          FIVE-YEAR FINANCIAL SUMMARY

                                                            YEAR ENDED JUNE 30,
                                          --------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                          --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
RESULTS OF OPERATIONS
Revenue.................................  $234,339    $175,603    $160,711    $197,655    $216,588
                                          ========    ========    ========    ========    ========
Income (loss) from operations(1)........  $(56,382)   $(16,507)   $ (9,748)   $(33,397)   $  4,035
Interest and other income (expense),
  net(2)................................      (120)     97,392         779         242      (2,611)
                                          --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes and extraordinary
  item..................................   (56,502)     80,885      (8,969)    (33,155)      1,424
Income taxes............................    (6,600)     13,783
                                          --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before extraordinary item.............   (49,902)     67,102      (8,969)    (33,155)      1,424
Income (loss) from discontinued
  operations net of applicable income
  taxes(3)..............................    (6,740)     (2,258)      1,145         891       2,729
Extraordinary item(4)...................                                                     3,648
                                          --------    --------    --------    --------    --------
Net income (loss).......................  $(56,642)   $ 64,844    $ (7,824)   $(32,264)   $  7,801
                                          ========    ========    ========    ========    ========
Per-share amounts:
Continuing operations...................  $  (2.80)   $   3.73    $  (0.55)   $  (2.11)   $   0.09
Discontinued operations(3)..............     (0.38)      (0.12)       0.07        0.06        0.16
Extraordinary item(4)...................                                                      0.22
                                          --------    --------    --------    --------    --------
Net income (loss).......................  $  (3.18)   $   3.61    $  (0.48)   $  (2.05)   $   0.47
                                          ========    ========    ========    ========    ========
Cash dividends declared per share.......                                                  $   0.06
                                                                                          ========
Shares used in per-share calculations...  17,818,000  17,984,000  16,179,000  15,705,000  16,504,000
FINANCIAL POSITION
Cash, equivalents and temporary
  investments(5)........................  $120,275    $107,608    $ 63,115    $ 54,552    $ 43,541
Working capital.........................   120,111     116,003      65,308      66,829      88,132
Property, plant and equipment, net......    48,069      24,195      16,346      16,922      23,057
Total assets............................   249,337     203,964     122,712     128,036     147,799
Redeemable convertible preferred stock
  of subsidiary.........................     8,000
Capital lease obligations...............    12,733
Convertible debentures..................    73,170      73,510      73,510      73,775      73,912
Shareholders' equity....................    79,336      82,552       7,271      10,042      41,887
GENERAL INFORMATION AND RATIOS
Additions to property, plant and
  equipment.............................  $ 34,407    $ 14,133    $  5,595    $  6,703    $ 10,701
Revenue per average number of
  employees.............................       132         112         110         120         112
Employees at year-end...................     1,895       1,662       1,466       1,445       1,861
Shareholders of record at year-end......     2,234       2,080       2,225       2,709       3,108
Current ratio...........................       2.5         3.6         2.6         2.5         3.8
Debt to equity ratio....................       1.1         0.9        10.1         7.3         1.8

- ---------------

(1) Includes a FY1996 charge of $20.7 million or $1.16 per share related primarily to the write-off of goodwill and related costs in association with the Company's reorganization effective April 1, 1996. FY1993 includes a restructuring charge of $20.5 million, or $1.30 per share, associated with employee severance and related facilities costs.

(2) Interest and other income (expense), net for the year ended June 30, 1995 includes the gain on the sale of assets of LightStream Corporation, amounting to approximately $105.0 million before minority interest of $11.8 million and provision for income taxes of $13.5 million and amounts arising from contracts which were substantially completed in prior years.

(3) In July FY1997 the Company completed the divestiture of a majority interest in BBN Domain Corporation.

(4) Results for fiscal year 1992 included an extraordinary gain of $3.6 million, or $.22 per share, from the purchase and early retirement of $9.8 million of the Company's 6% convertible subordinated debentures.

(5) Includes restricted cash of $4.7 million and $12.1 million at June 30, 1996 and June 30, 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     This discussion includes certain forward-looking statements about the Company's revenue growth, including from its Internet-related activities, the need for additional investment, expected expenses, operating losses, and possible capital needs. Any such statements are subject to risk that could cause the actual results or needs to vary materially. For a further discussion of the various risks affecting the business, reference is made to the accompanying information under the caption "Factors Affecting Future Results" on pages 25 through 27 of this Form 10-K.

THE COMPANY

     In FY1995, the Company consisted of four operating units: its Systems and Technologies Division, BBN Domain Corporation, BBN Planet Corporation, and BBN HARK Systems Corporation. The BBN Systems and Technologies Division ("BBN Systems and Technologies") included internetworking services and products, and collaborative systems and acoustic technologies for both the government and commercial markets. BBN Domain Corporation ("BBN Domain"), then a wholly-owned subsidiary of the Company, focused its business on data analysis and process optimization software products for pharmaceutical and manufacturing applications. BBN Planet Corporation ("BBN Planet"), a majority-owned subsidiary of the Company, provided managed Internet services to businesses and other organizations. BBN HARK Systems Corporation ("BBN HARK"), a wholly-owned subsidiary of the Company, was an early stage business which developed and marketed commercial speech recognition software products.

     During FY1996 the Company refocused its strategy principally on its broad range of Internet capabilities and on developing new Internet-related offerings for businesses and other organizations. To achieve this objective, the Company reorganized into two principal business units, BBN Planet and BBN Systems and Technologies. The Company's reorganized BBN Planet includes the Company's managed Internet access and value-added services and related network operations, the Company's contract with AT&T Corp. ("AT&T"), and the America Online, Inc. ("AOL") network management contract and related Internet dial-up access capabilities, and is responsible for BBN's Internet offerings to business customers. The Company's reorganized BBN Systems and Technologies unit is organized into three principal groups: Internetwork Technologies, Information Systems and Technologies, and Physical Systems and Technologies, and will continue to focus on providing networking solutions and contract research and development, principally for the federal government, as well as creating next-generation technology for advanced Internet applications. The Company's commercial speech recognition activities, previously undertaken by BBN HARK, have been integrated into BBN Systems and Technologies.

     In January 1995, LightStream Corporation ("LightStream"), formerly an 80% owned subsidiary of the Company which made asynchronous transfer mode ("ATM") network switches, sold substantially all of its assets. In July 1996, the Company completed the divestiture of a majority interest in BBN Domain and BBN Domain has been accounted for as a discontinued operation. With the divestiture of the LightStream and BBN Domain subsidiaries, a number of products which in recent years had significant development efforts, including the LightStream ATM switch, and BBN Domain's Cornerstone, Clintrial, and Starfire software, are no longer offered for sale by the Company.

     The following management's discussion and analysis of financial condition and results of operations, as well as the financial information presented in the accompanying footnote disclosure on segment reporting, is presented on an "as-reorganized" basis.

OVERVIEW

     BBN Planet

     BBN Planet provides a range of Internet services and solutions to businesses and other organizations. BBN Planet operates a high-bandwidth digital data communications network providing dedicated Internet access to its customers across the United States. BBN Planet's Internet access services include a range of dedicated leased line connectivity options, bulk private-label business dial-up services, network design, implementation, management, monitoring, and problem-resolution services. In addition to Internet access services, BBN Planet currently offers a range of value-added Internet services, including managed Internet security, World Wide Web server hosting, commercial transaction and payment processing services, applications development, and systems integration services.

     BBN Planet's revenue includes monthly connectivity and value-added services fees, related installation fees, sales of related equipment, and consulting services. Approximately 40% of FY1996 annual revenues of $73 million are derived from the development, operations, and maintenance of a dial-up network for America Online, Inc. ("AOL").

     BBN Planet traces its origins back to June 1993, when BBN acquired the assets of the New England Academic Research Network ("NEARnet"). BBN subsequently acquired the business and assets of two additional regional Internet access providers (the Bay Area Regional Research Network ("BARRNet") in 1994, and the Southeastern Universities Research Association Network ("SURAnet") in 1995), expanding its geographical service area and customer base, and supplementing the technical expertise of the employees transferred into BBN Planet from other business units of the Company.

     In support of its Internet business strategy, the Company has entered into strategic alliances. In March 1995, the Company entered into a five-year agreement with AOL, valued at approximately $11 million per year to build, maintain, and operate a portion of AOL's nationwide, high-speed, dial-in network. The agreement includes substantial pass-through costs to BBN for telecommunications circuits and other services provided by local and interexchange carriers. As part of BBN's agreement with AOL, the Company has access to use certain capacity of the portion of the network operated by BBN, and BBN has the right to resell such capacity. BBN currently uses this network capacity, the availability of which is currently limited primarily to business hours, as the basis for its own bulk dial-up service for business users. Revenue from AOL in FY1996 was $28.8 million. The Company is in negotiation with AOL regarding an expansion of the original agreement.

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

     During FY1996 and FY1995, BBN Planet experienced significant revenue growth and incurred substantial operating losses. The Company expects continued revenue growth in BBN Planet, and it expects to incur substantial operating losses in FY1997, primarily as a result of its continued investment in Internet-related activities.

     The Company expects that the success of BBN Planet will depend upon a number of factors, including the development and expansion of the market for Internet access services and products, and of the networks which comprise the Internet; the ability of the Company to continue and expand its current relationships with AOL and AT&T; the capacity, reliability, cost, and security of its network infrastructure; its ability to finance the expansion of its network infrastructure; its ability to develop price competitive services that meet changing customer requirements or acquire rights to such products and services from other providers; its ability to compete with larger competitors, including telecommunications companies with greater resources and existing customer relationships and with installed infrastructure and other compatible service offerings; its ability on a timely basis to attract and retain additional highly qualified management, technical, marketing, and sales personnel; its ability to manage its growth; and its ability to improve its overall margins through improved operating efficiencies and an increase in the value-added services portion of its revenues.

     BBN Systems and Technologies

     The Company, through its BBN Systems and Technologies business unit, has historically derived the majority of its revenue from contracts and subcontracts with the U.S. government, and currently approximately one-half of the Company's revenue is derived from the U.S. government and its agencies, particularly the Department of Defense. In recent years, the business with the Department of Defense has been adversely affected by significant changes in defense spending. Overall defense budgets have been declining, and it is expected that this general decline and attendant increased competition within the consolidating defense industry will continue over the next several years. Further, funding limitations could result in reduction, delay, or cancellation of existing or emerging programs. Although U.S. government revenue has modestly increased in FY1996 compared to FY1995, there can be no assurance that such increases will continue in the future. The Company anticipates that competition in all defense-related areas will continue to be intense and accordingly, that there will be continued significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business.

     For the past several years, BBN has provided network systems and services to the Department of Defense, including to the Defense Data Network ("DDN"). The Company's multi-year contract to support the DDN expired in April 1996. The Company has been awarded a one-year extension of the contract to support the DDN, valued at approximately $10 million, which would continue the Company's existing activities for DDN through April 1997. However, this contract is terminable at the convenience of the U.S. government upon sixty days notice, and the Company expects that the U.S. government will exercise its right to terminate this contract prior to April 1997, following the commencement of operations under a follow-on contract for DDN (which has been awarded to another contractor), thereby discontinuing BBN's activities related to this contract.

     In recent years, BBN Systems and Technologies' traditional commercial products businesses, consisting principally of X.25 network systems and products, have reached maturity in their life cycles. BBN Systems and Technologies has been experiencing substantially lower revenue, and significantly reduced its development and selling efforts, for such X.25 network systems and products.

RESULTS OF CONTINUING OPERATIONS: FY1996 COMPARED TO FY1995

                                                                     YEAR ENDED JUNE 30,
                                                            -------------------------------------
                                                                  1996                 1995
                                                            ----------------     ----------------
                                                                    (DOLLARS IN MILLIONS)
                                                              $          %         $          %
                                                            ------     -----     ------     -----
Revenue...................................................  $234.3     100.0%    $175.6     100.0%
                                                            ------     -----     ------     -----
Cost and expenses:
  Cost of revenue.........................................   182.0      77.7%     128.6      73.2%
  Research and development................................    12.9       5.5%      13.7       7.8%
  Selling, general and administrative.....................    75.1      32.1%      49.8      28.4%
  Goodwill write-off and other charges....................    20.7       8.8%
                                                            ------     -----     ------     -----
Loss from operations......................................  $(56.4)    (24.1%)   $(16.5)     (9.4%)
                                                            ------     -----     ------     -----

     For the year ended June 30, 1996, the Company's continuing operations reported an operating loss of $56.4 million, which includes a $20.7 million charge to write off goodwill and certain other costs and employee related expenses in connection with its reorganization during the year. The operating loss for the year ended June 30, 1995 was $16.5 million. The operating losses reflect continued investment in BBN Planet, including network infrastructure, sales and marketing activities, and the development of new value-added Internet services. The Company is accelerating the expansion of its national backbone network for its Internet operations in order to meet increasing demand.

     The loss from continuing operations, which includes interest and other income and expense, for FY1996 was $49.9 million compared to income from continuing operations in FY1995 of $67.1 million. Income from continuing operations in FY1995 includes a pre-tax gain of $105.0 million from the sale of LightStream in January 1995. The Company expects that it will incur substantial operating losses in fiscal 1997 as it continues to invest in BBN Planet's Internet-related businesses.

REVENUE

     Revenue for FY1996 increased $58.7 million or 33% to $234.3 million, compared to $175.6 million in FY1995. Revenue from LightStream in FY1995 was $8.4 million. The increase in FY1996 relates primarily to BBN Planet, which reported FY1996 revenue of $73.0 million compared to $17.8 million for FY1995, an increase of approximately 300%. Approximately one-half of the increased BBN Planet revenue relates to the AOL network management contract. Additionally, BBN Systems and Technologies revenue increased $11.4 million or 7.5% in FY1996 compared to the prior year.

COST OF REVENUE

     Cost of revenue increased to 77.7% in FY1996 compared to 73.2% in FY1995. The increase in the cost of revenue percentage is principally related to lower margins on increased Internet services revenue. Internet services revenue was 31% of consolidated revenue in FY1996 compared to 10% in FY1995. Cost of revenue for Internet services consists of telecommunications circuit costs, labor and expenses of operating the network infrastructure and supporting customers, and depreciation of network equipment. The increased cost of revenue percentage in the Company's Internet related business reflects lower margin revenue associated with the build-out of the dial-up network for AOL, the upgrade and expansion of the Company's network infrastructure, and resulting lower network utilization.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for FY1996 were $12.9 million compared to $13.7 million for FY1995. Research and development expenses in FY1995 included $3.9 million associated with LightStream. Excluding LightStream, the increase for FY1996 was primarily associated with the development of Internet-related products and services at BBN Planet.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses for FY1996 increased $25.3 million from FY1995. As a percentage of revenue, selling, general, and administrative expenses increased to 32.1% of revenues in FY1996 from 28.4% in FY1995. Selling, general, and administrative expenses in FY1995 included $3.9 million associated with LightStream. Excluding LightStream, the increase for FY1996 reflects the Company's investment in the sales and marketing infrastructure including expansion of direct sales channels, advertising costs, and other promotional activities primarily at BBN Planet.

GOODWILL WRITE-OFF AND OTHER CHARGES

     In the third quarter of FY1996, the Company recorded a charge of approximately $20.7 million to write off goodwill previously recorded in connection with the acquisitions of BARRNet and SURAnet in August 1994 and March 1995, respectively, and certain other costs and employee related expenses in connection with its reorganization. The goodwill write-off was precipitated by a business evaluation, which included a review of the Company's current Internet-related business in comparison to expectations established at the time of the acquisitions. The Internet services market has changed significantly and is continuing to develop rapidly, including the emergence of new competition, increasing downward pressure on prices, a more capital intensive infrastructure, rapidly changing technology, and frequent new product and service introductions (see "Goodwill Write-Off and Other Charges" Footnote to the consolidated financial statements).

OTHER INCOME

     Other income in FY1995 was $108.6 million. In 1995, LightStream sold substantially all of its assets which resulted in a $105.0 million gain to the Company before taxes and minority interest. Also in FY1995, the Company completed the settlement of a claim with the U.S. government which resulted in a $2.6 million reduction in liabilities and is included in other income for FY1995.

INCOME TAXES

     The income tax benefit recorded in the year ended June 30, 1996 was approximately 11.7% and represents the effective rate at which the Company can utilize its FY1996 operating loss, up to the $6.6 million benefit realized, to recover taxes paid in the prior year. The tax provision in FY1995 related primarily to the gain on the sale of LightStream.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company's cash, cash equivalents, and short-term investments which consisted primarily of investment funds, short-term U.S. government securities, and commercial paper, were $120.3 million, an increase of $12.7 million from June 30, 1995. The increase is primarily attributable to the net proceeds from a private placement of common stock of $51.3 million, $6.3 million from the sale and leaseback of certain equipment, and $8.0 million received as an investment in BBN Planet (see "Preferred Stock of Subsidiary" footnote to the consolidated financial statements). These increases were partially offset by $17.8 million used by continuing operations, $26.4 million used for capital expenditures, excluding $8.0 million of equipment acquired under a capital lease, and $2.8 million of payments to the minority shareholder in connection with the LightStream sale. Cash used by discontinued operations in FY1996 was $6.6 million. Changes in cash balances due to fluctuation in foreign exchange rates were insignificant.

     In July 1996 the Company received an additional $36 million from the divestiture of a majority interest in its BBN Domain subsidiary (see "Discontinued Operations" footnote to the consolidated financial statements).

     Accrued restructuring costs of $7.4 million relates to the Company's FY1993 downsizing and represents excess facilities costs under long-term leases in excess of sublease income. These costs are anticipated to be liquidated in varying amounts through 2005. The Company has sublet or assigned certain of its excess facilities under agreements with terms expiring between 1998 and 2005.

     In April 1996, the Company entered into a capital lease agreement to finance certain equipment acquisitions. The agreement includes proceeds from a sale and leaseback of assets of $6.3 million, and the lease of certain other equipment having a value of $8.0 million.

     The Company's capital requirements which include the costs for building its Internet network infrastructure, for further investments in working capital, other capital equipment, and selling and marketing infrastructure, and for pursuing potential investments, acquisitions, and other expansion opportunities are expected to be significant. The Company believes that existing cash balances are adequate to meet is requirements through FY1997. The Company expects that it will need to raise additional funds through public or private debt or equity financings in order to execute its strategy. The Company's ability to raise such funds, if required, will be dependent on, among other things, its ability to execute its business plan and the availability of such funds within the capital markets. There can be no assurance that any such funding will be available, or of the terms or timing of any such funding. Currently, the Company does not have any bank lines of credit.

RESULTS OF CONTINUING OPERATIONS: FY1995 COMPARED TO FY1994

     For the year ended June 30, 1995, the Company reported income from continuing operations of $67.1 million, or $3.73 per share, on revenue of $175.6 million, compared with a loss from continuing operations of $9.0 million, or $.55 per share, on revenue of $160.7 million for the same period a year earlier. The fiscal year 1995 results included a pretax gain of $105.0 from the sale of the assets of LightStream in January 1995.

     For fiscal year 1995, the Company reported an operating loss from continuing operations of $16.5 million, compared to a $9.7 million loss for the same period a year earlier. The fiscal year 1995 results reflected significant investments in sales, marketing, and new product development.

REVENUE

     Revenue for fiscal year 1995 increased $14.9 million to $175.6 million from fiscal year 1994, reflecting a $9.9 million increase in BBN Planet and a $6.9 million increase at LightStream. LightStream revenue for fiscal year 1995 included up-front technology license fees of $3.6 million. These increases were partially offset by declines in revenue in BBN Systems and Technologies' defense communications business and acoustic-related activities.

COST OF SALES

     Cost of services and products as a percentage of revenue for fiscal year 1995 was 73% compared to 74% for fiscal year 1994. The decrease in the cost of sales percentage is principally related to the technology license fees and higher margin product sales at LightStream, partially offset by higher costs in the Company's government contracting business.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for fiscal year 1995 were $13.7 million compared to $16.1 million for fiscal year 1994. The decrease primarily relates to lower spending on the ATM switch at LightStream which was $3.9 million in fiscal year 1995 compared to $8.9 million in fiscal year 1994.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses for fiscal year 1995 increased $14.4 million from fiscal year 1994 reflecting the investment the Company was making primarily in the sales and marketing of its Internet-related services.

INTEREST

     Interest income increased $2.3 million in fiscal year 1995 from fiscal year 1994 primarily as a result of the increased cash balances resulting from the sale of LightStream's assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                BBN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JUNE 30,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE
                                                      DATA)
Revenue.............................................  $   234,339     $   175,603     $   160,711
                                                      -----------     -----------     -----------
Costs and expenses:
  Cost of revenue...................................      182,010         128,627         118,995
  Research and development..........................       12,929          13,731          16,119
  Selling, general, and administrative..............       75,064          49,752          35,345
  Goodwill write-off and other charges..............       20,718
                                                      -----------     -----------     -----------
                                                          290,721         192,110         170,459
                                                      -----------     -----------     -----------
Loss from operations................................      (56,382)        (16,507)         (9,748)
Interest income.....................................        4,649           4,413           2,151
Interest expense....................................       (4,697)         (4,434)         (4,606)
Minority interests..................................         (110)        (11,195)          2,071
Other income, net...................................           38         108,608           1,163
                                                      -----------     -----------     -----------
Income (loss) from continuing operations before
  income taxes......................................      (56,502)         80,885          (8,969)
Provision (benefit) for income taxes................       (6,600)         13,783
                                                      -----------     -----------     -----------
Income (loss) from continuing operations............      (49,902)         67,102          (8,969)
Income (loss) from discontinued operations, net of
  applicable income taxes...........................       (6,740)         (2,258)          1,145
                                                      -----------     -----------     -----------
Net income (loss)...................................  $   (56,642)    $    64,844     $    (7,824)
                                                      ===========     ===========     ===========
Per share amounts:
  Income (loss) from continuing operations..........  $     (2.80)    $      3.73     $     (0.55)
  Income (loss) from discontinued operations........        (0.38)          (0.12)           0.07
                                                      -----------     -----------     -----------
  Net income (loss).................................  $     (3.18)    $      3.61     $     (0.48)
                                                      ===========     ===========     ===========
Shares used in per-share calculations...............   17,818,000      17,984,000      16,179,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                BBN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
ASSETS:
Current assets:
  Cash and cash equivalents (includes restricted cash of $4,711 at
     June 30, 1996 and $12,134 at June 30, 1995).......................  $ 79,533     $107,608
  Short-term investments...............................................    40,742
  Accounts receivable, net.............................................    60,825       41,025
  Other current assets.................................................    10,314        1,282
  Net assets of discontinued operations................................     8,082       10,519
                                                                         --------     --------
          Total current assets.........................................   199,496      160,434
Property, plant and equipment, net.....................................    48,069       24,195
Goodwill, net of accumulated amortization of $737 at June 30, 1995.....                 17,927
Other assets...........................................................     1,772        1,408
                                                                         --------     --------
          Total assets.................................................  $249,337     $203,964
                                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable.....................................................  $ 27,702     $  9,482
  Accrued compensation and retirement plan contributions...............     8,272        4,825
  Accrued restructuring charges........................................     7,352        9,216
  Other accrued costs..................................................    16,649       13,520
  Short-term capital lease obligation..................................     4,041
  Deferred revenue.....................................................    15,369        7,388
                                                                         --------     --------
          Total current liabilities....................................    79,385       44,431
                                                                         --------     --------
6% convertible subordinated debentures due 2012........................    73,170       73,510
                                                                         --------     --------
Capital lease obligation...............................................     8,692
                                                                         --------
Minority interest......................................................       754        3,471
                                                                         --------     --------
Commitments and contingencies..........................................
Redeemable convertible preferred stock of subsidiary...................     8,000
                                                                         --------
Shareholders' equity:
  Common stock $1.00 par value, authorized: 100,000,000 shares;
     issued: 1996, 24,911,529 shares; 1995, 22,050,887 shares..........    24,912       22,051
  Additional paid-in capital...........................................   113,742       62,664
  Foreign currency translation adjustment..............................       794        1,307
  Retained earnings (deficit)..........................................   (27,925)      28,717
                                                                         --------     --------
                                                                          111,523      114,739
  Less shares in treasury, at cost: 4,527,464 shares in 1996 and
     1995..............................................................    32,187       32,187
                                                                         --------     --------
          Total shareholders' equity...................................    79,336       82,552
                                                                         --------     --------
          Total liabilities and shareholders' equity...................  $249,337     $203,964
                                                                         ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                BBN CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    COMMON                   FOREIGN
                                     STOCK     ADDITIONAL    CURRENCY    RETAINED                  TOTAL
                                     $1.00      PAID-IN     TRANSLATION  EARNINGS   TREASURY   SHAREHOLDERS'
                                   PAR VALUE    CAPITAL     ADJUSTMENT   (DEFICIT)   SHARES       EQUITY
                                   ---------   ----------   ----------   --------   --------   -------------
                                   (DOLLARS IN THOUSANDS)
June 30, 1993....................   $20,710     $  52,093     $ (206)    $(28,303)  $(34,252)     $10,042
Stock option and other activity,
  net............................       359         1,393                                           1,752
Stock issued under employee stock
  purchase plan..................       185         1,334                                           1,519
Sale of subsidiary stock.........                     990                                             990
Sale of treasury shares..........                     106                                143          249
Foreign currency translation
  adjustment.....................                                543                                  543
Net loss.........................                                          (7,824)                 (7,824)
                                    -------      --------     ------     --------   --------      -------
June 30, 1994....................    21,254        55,916        337      (36,127)   (34,109)       7,271
Stock option and other activity,
  net............................       603         1,759                                           2,362
Stock issued under employee stock
  purchase plan..................       194         1,960                                           2,154
Tax benefit on stock option
  exercises......................                   2,195                                           2,195
Sale of subsidiary stock, net....                     256                                             256
Sale of treasury shares..........                     578                              1,922        2,500
Foreign currency translation
  adjustment.....................                                970                                  970
Net income.......................                                          64,844                  64,844
                                    -------      --------     ------     --------   --------      -------
June 30, 1995....................    22,051        62,664      1,307       28,717    (32,187)      82,552
Stock option and other activity,
  net............................       408         4,418                                           4,826
Shares redeemed for stock option
  exercises......................      (141)       (4,864)                                         (5,005)
Stock issued under employee stock
  purchase plan..................       143         2,764                                           2,907
Issuance of common stock.........     2,451        48,760                                          51,211
Foreign currency translation
  adjustment.....................                               (513)                                (513)
Net loss.........................                                         (56,642)                (56,642)
                                    -------      --------     ------     --------   --------      -------
June 30, 1996....................   $24,912     $ 113,742     $  794     $(27,925)  $(32,187)     $79,336
                                    =======      ========     ======     ========   ========      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                BBN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED JUNE 30,
                                                              ---------------------------------
                                                                1996         1995        1994
                                                              --------     --------     -------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from continuing operating activities:
  Income (loss) from continuing operations..................  $(49,902)    $ 67,102     $(8,969)
                                                              --------     --------     -------
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided (used) by operating
     activities:
     Depreciation and amortization..........................    10,855        7,431       7,387
     Amortization of goodwill...............................     1,044          737
     Contract adjustments...................................                 (3,546)
     Gain from LightStream sale.............................               (105,096)
     Minority interests.....................................       110       11,195      (2,071)
     Goodwill write-off and other charges...................    20,718
     Change in assets and liabilities:
       Accounts receivable..................................   (19,800)      (8,007)      8,887
       Other assets.........................................    (3,196)         529       1,539
       Accounts payable and other liabilities...............    23,929        3,469       1,345
       Restructuring expenditures...........................    (1,864)      (3,350)     (5,777)
       Deferred revenue.....................................     7,981        4,553        (293)
       Refundable income taxes..............................    (6,200)
       Other................................................    (1,513)         846        (914)
                                                              --------     --------     -------
       Total adjustments....................................    32,064      (91,239)     10,103
                                                              --------     --------     -------
          Net cash provided (used) by continuing operating
            activities......................................   (17,838)     (24,137)      1,134
                                                              --------     --------     -------
Cash flows from discontinued operating activities...........    (4,272)      (3,746)      6,150
                                                              --------     --------     -------
Cash flows from investing activities:
  Purchases of short-term investments, net..................   (40,742)
  Additions to property, plant and equipment, excluding
     $8,006 acquired under capital lease in 1996............   (26,401)     (14,133)     (5,595)
  Additions to property, plant and equipment from
     discontinued operations................................    (2,319)      (4,343)     (1,343)
  Proceeds from LightStream sale............................                120,000
  Payments to minority owner of LightStream and expenses of
     sale...................................................    (2,827)     (18,800)
  Payments for businesses acquired..........................                (14,960)
                                                              --------     --------     -------
          Net cash provided (used) by investing
            activities......................................   (72,289)      67,764      (6,938)
                                                              --------     --------     -------
Cash flows from financing activities:
  Sale of common stock......................................    51,320
  Sale of subsidiary preferred stock........................     8,000
  Equipment sale and leaseback..............................     6,326
  Employee options and stock purchase plans, net............       678        4,612       3,217
  Sale of subsidiary common stock...........................                              5,000
                                                              --------     --------     -------
          Net cash provided by financing activities.........    66,324        4,612       8,217
                                                              --------     --------     -------
Net increase (decrease) in cash equivalents.................   (28,075)      44,493       8,563
Cash and cash equivalents at beginning of the year..........   107,608       63,115      54,552
                                                              --------     --------     -------
Cash and cash equivalents at end of year....................  $ 79,533     $107,608     $63,115
                                                              ========     ========     =======

   The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

ORGANIZATION AND NATURE OF OPERATIONS

     BBN Corporation (the "Company") through its BBN Planet business unit is a provider of Internet and internetworking services and solutions to businesses and other organizations, primarily throughout the United States, and through its BBN Systems and Technologies business unit is a provider of contract research, development, and consulting services, primarily in internetworking and collaborative systems to governmental and other organizations. Historically, the Company has derived the majority of its revenue from contracts with the U.S. government, although currently approximately one-half of revenue is being derived from commercial sources. The Company's operations are subject to certain risks and uncertainties, including technological change; dependence upon, and slowdown in, government defense spending; reliance on strategic relationships; competition; government regulation; the development of the Internet market; and the availability of adequate funding.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts reported in prior years have been reclassified to be consistent with the current year's presentation.

  Revenue Recognition

     Revenue is generally recognized when services are rendered or products are shipped. Installation charges are recognized when installation is completed. Billings made or payments received in advance of providing services are deferred until the period such services are provided.

     Revenue from cost-reimbursement contracts is recognized as costs are incurred and fees are earned. Revenue from fixed-price contracts is recognized using the percentage-of-completion method of accounting in the proportion that costs incurred bear to total estimated costs at completion. Losses, if any, are provided for in the period in which the loss is determined.

  Cash and Cash Equivalents

     Cash includes all cash and cash equivalents, generally with maturities of three months or less at the time of purchase, carried at original cost plus accrued interest, which approximates market value. At June 30, 1996 and 1995, cash equivalents consisted principally of money market funds (invested in U.S. government securities and other highly-rated financial instruments), U.S. government securities, and highly-rated commercial paper.

  Available-for-Sale Investments

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company classifies its securities as available-for-sale since the Company may liquidate these investments currently. SFAS 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported as a component of shareholders' equity. Realized gains and losses are recorded in the consolidated statements of operations and the cost assigned to securities is based on the specific identification method. The following is a summary of available-for-sale securities, which are reported in the consolidated balance sheet as "Short-term investments", at June 30, 1996:

                                                             (DOLLARS IN
                                                             THOUSANDS):
                U.S. government obligations.........           $ 30,006
                Commercial paper....................              9,656
                Other...............................              1,080
                                                                -------
                                                               $ 40,742
                                                                =======

     Investment maturities range from one to three years.

     At June 30, 1996, the estimated fair value of these securities approximated cost, and the amount of gross unrealized gains and losses was not significant. In accordance with the Company's Short-Term Investments Policy, specific securities may have a maximum maturity of three years, and the portfolio may have an average maturity not to exceed 24 months. Realized gains and losses were not significant.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets' estimated useful lives using the straight-line method. Useful lives used in computing depreciation are as follows: computer and data communications equipment, and Point-of-Presence assets which include labor and other direct costs -- 3 years, furniture and fixtures -- 5 years, buildings -- 15 to 25 years. Leasehold improvements are amortized over the shorter of the lease period or their estimated useful lives using the straight-line method. Maintenance and repairs are charged to expense as incurred; improvements are capitalized. The Company's policy is to remove the amounts related to fully depreciated assets from its accounting records.

  Equipment Under Capital Lease

     The Company leases certain of the data communications equipment under a capital lease agreement. The assets and liabilities under the capital lease are recorded at the present value of minimum lease payments. Assets under the capital lease are depreciated over the term of the lease, which is generally 3 years.

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

  Goodwill

     Goodwill represents the excess of the cost to acquire businesses over the estimated fair value of the net assets acquired. These amounts are amortized using the straight-line method over the estimated useful lives. The Company periodically reviews goodwill to assess recoverability, and impairments are recognized in operating results if a permanent diminution in value is considered to have occurred.

  Foreign Currency Translation and Transaction Activity

     The assets and liabilities of foreign subsidiaries are translated at year-end exchange rates, and the related statements of operations are translated at average exchange rates for the year. Translation gains and losses are accumulated as a separate component of shareholders' equity. Transaction gains and losses, which are immaterial, are included in "Other income (expense), net" in the consolidated statements of operations.

  Research and Development Costs

     Costs classified as "Research and development expenses" in the consolidated statements of operations are costs incurred under internally-initiated programs, including independent research and development as defined by government procurement regulations. The Company also performs research and development under contracts principally with the U.S. government. Costs incurred under these contracts are charged to "Cost of revenue" in the consolidated statements of operations as the related revenue is recorded.

  Income Taxes

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", a deferred tax asset or liability is determined based on both the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse, and the future tax benefit to be derived from tax loss and tax credit carryforwards. A valuation allowance has been established to reflect the likelihood of realization of deferred tax assets.

  Income (Loss) Per Share

     Income (loss) per share is calculated based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result primarily from the assumed exercise of stock options and are generally excluded from the calculation when the Company incurs losses and the effect is antidilutive. The Company's 6% convertible subordinated debentures are not considered common stock equivalents for per-share calculations.

  Recent Pronouncement

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for the Company's FY1997 financial statements. SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of APB 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company expects to continue accounting for its stock-based compensation in accordance with the provisions of APB 25. As such, the adoption of SFAS 123 will not impact the Company's financial position or the results of operations.

DISCONTINUED OPERATIONS

     On July 31, 1996 the Company completed the divestiture of a majority interest in its BBN Domain Corporation subsidiary. Under the terms of the agreement, Domain has been recapitalized, a significant portion of the Company's interest has been redeemed, and a majority of the stock interest in Domain has been purchased by an investment group. The Company received a cash payment of $36,000,000 and will retain a minority interest in the voting stock of the renamed Domain Solutions Corporation. Domain has retained substantially all obligations and liabilities which arose from or in connection with its operations prior to the divestiture. The transaction will be recorded in the first quarter of fiscal year 1997 and is expected to result in a gain of approximately $20,000,000 after considering estimated costs of $8,000,000 including facilities, employee-related, and other costs to be incurred in connection with the divestiture. The net assets, liabilities, results of operations, and cash flows of Domain are classified as discontinued operations in the consolidated financial statements. Domain reported revenue of $41,322,000, $39,428,000 and $35,393,000 for fiscal years 1996, 1995, and 1994, respectively. The net assets of discontinued operations at June 30, 1996 consisted of the following:

                                                      (DOLLARS IN THOUSANDS):
   Cash and cash equivalents........................          $ 2,334
   Accounts receivable, net.........................           12,373
   Property, plant, and equipment, net..............            5,135
   Other assets.....................................            2,832
                                                              -------
             Total assets...........................           22,674
   Payables and other liabilities...................            5,943
   Deferred revenue.................................            8,649
                                                              -------
             Total liabilities......................           14,592
                                                              -------
             Net assets.............................          $ 8,082
                                                              =======

ACCOUNTS RECEIVABLE

     Consolidated accounts receivable consisted of the following:

                                                                                JUNE 30,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
                                                                               (DOLLARS IN
                                                                           THOUSANDS)
U. S. government: Billed.................................................  $11,690     $11,114
                    Unbilled.............................................   14,100      20,602
                                                                           -------     -------
                                                                            25,790      31,716
                    Contract allowances..................................   (4,766)     (6,136)
                                                                           -------     -------
                                                                            21,024      25,580
                                                                           -------     -------
Other customers: Billed..................................................   40,728      14,931
                   Unbilled..............................................      243       1,117
                                                                           -------     -------
                                                                            40,971      16,048
                   Allowances for doubtful accounts......................   (1,170)       (603)
                                                                           -------     -------
                                                                            39,801      15,445
                                                                           -------     -------
                                                                           $60,825     $41,025
                                                                           =======     =======

     Billed amounts include $21,600,000 and $2,400,000 at June 30, 1996 and 1995, respectively, for work performed or services rendered but for which invoices had not yet been presented to the customers; such amounts are generally invoiced in the subsequent month under normal payment terms. Unbilled amounts represent receivables for work performed or services rendered which are not yet contractually billable. Unbilled receivables, except for retentions, are generally billed and collected within one year. Retentions amounted to $7,500,000 and $4,000,000 at June 30, 1996 and 1995, respectively. A significant portion of the retentions at June 30, 1996 is anticipated to be collected after fiscal year 1997.

     The Company believes that concentrations of credit risk with respect to commercial trade accounts receivable are limited due to the large number of entities comprising the Company's commercial customer base. The Company routinely assesses the financial strength of its commercial customers. Accounts receivable at June 30, 1996 includes approximately $16,100,000 in connection with the Company's network management contract with America Online, Inc.

PROPERTY, PLANT AND EQUIPMENT

     Consolidated property, plant and equipment consisted of the following:

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Land.............................................................  $ 4,304     $ 3,983
    Buildings........................................................    1,947       1,947
    Computer and data communications equipment.......................   66,099      58,372
    Furniture and fixtures...........................................    4,176       3,742
    Leasehold improvements...........................................   14,454      14,157
                                                                       -------     -------
                                                                        90,980      82,201
    Less accumulated depreciation and amortization...................   42,911      58,006
                                                                       -------     -------
                                                                       $48,069     $24,195
                                                                       =======     =======

     Data communications equipment at June 30, 1996 included assets under capital lease with a cost of $13,100,000 and accumulated amortization of $1,100,000.

DEBT

  Convertible Subordinated Debentures

     The 6% convertible subordinated debentures due 2012 (the "debentures") may be converted by the bondholder into the Company's common stock at a price of $30.00 per share or may be redeemed by the Company at any time prior to maturity. Redemption of the debentures prior to April 1, 1998 requires payment of a premium. The Company has reserved 2,823,000 shares of its authorized but unissued common stock to be available for the conversion of the debentures. The debentures are unsecured obligations of the Company and are subordinated in right of payment to all of the Company's senior indebtedness. Debt issuance costs are being amortized over the term of the debentures. The unamortized balance at June 30, 1996 of $1,017,000 is included in "Other assets" in the consolidated balance sheets. The fair market value of the debentures, which is based on quoted market prices, was $68,048,000 at June 30, 1996.

     The Company is required to contribute to a sinking fund with annual payments equal to 5% of the aggregate principal amount issued. The sinking fund is calculated to retire 70% of the original debentures prior to maturity. By utilizing the $11,190,000 (face value) of debentures purchased and retired to date by the Company, contributions to satisfy the annual sinking fund requirements now begin April 1, 2000.

  Equipment Lease

     In April 1996, the Company entered into a leasing agreement to finance certain equipment acquisitions. The underlying assets serve to collateralize the debt. The borrowing, which represents original cost less residual value, bears interest at an effective rate of 8.5% and has a term of thirty-six months from the date of purchase, with principal and interest payable quarterly in advance. The lease includes purchase and renewal options at fair market values. The lease is classified as a capital lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

     Future minimum lease payments under the equipment lease are as follows:

Year Ending June 30,   1997..................................         $  4,998
                       1998..................................            4,998
                       1999..................................            4,512
                                                                      --------
                                                                        14,508
Less amount representing interest............................           (1,775)
                                                                      --------
Present value of minimum lease payments......................         $ 12,733
                                                                      ========

REAL ESTATE LEASES

     The Company leases a majority of its facilities under long-term operating leases. Operating lease commitments for real estate at June 30, 1996 consisted of the following:

                                                                    REAL ESTATE
                                                                       LEASE
                                                                    COMMITMENTS
                                                               ----------------------
                                                               (DOLLARS IN THOUSANDS)
Year ending June 30,   1997..................................         $ 13,964
                       1998..................................           13,016
                       1999..................................            5,803
                       2000..................................            5,057
                       2001..................................            3,840
                       Remainder.............................           11,560
                                                                      --------
Total minimum lease payments.................................         $ 53,240
                                                                      ========

     Minimum lease payments have not been reduced by future minimum sublease rentals of $4,500,000 due under noncancelable subleases. In January 1995, the Company assigned a lease in the United Kingdom with a remaining term at June 30, 1996 of 17 1/2 years. Under the terms of the assignment, the assignee has the option of cancelling the assignment in January 2002 and in January 2005. The Company's operating leases for real estate generally provide for renewal options and options to purchase the leased property.

     Total rent expenditures, net of sublet income, under all operating leases and rental agreements amounted to $14,200,000, $13,800,000, and $14,300,000 in fiscal years 1996, 1995, and 1994, respectively.

COMMON STOCK

     In June 1996, the Company realized $51,320,000 from the private placement of 2,451,209 shares of its common stock. The Company intends to use the net proceeds for working capital and general corporate purposes. The shares were restricted and were not registered under the Securities Act of 1933 (the "Act"); of the shares sold, 452,889 were sold to an accredited investor in reliance upon the exemption provided in Section 4(2) of the Act and 1,998,320 were sold to non-U.S. persons in reliance upon an exemption provided in Regulation S under the Act. The shares may not be offered, sold, pledged, or otherwise transferred before the sooner of the filing of an effective registration statement under the Act or an exemption from registration is available. The Company could be required, under certain circumstances, to register the shares under the Act; in addition, the holders of the shares are entitled to certain rights to sell their shares in connection with the filing of a registration statement initiated by the Company.

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

PREFERRED STOCK OF SUBSIDIARY

     In July 1995, AT&T Venture Company, L.P. ("AT&T Venture") purchased 1,000,000 shares of BBN Planet's Series A Redeemable Convertible Preferred Stock for $8,000,000. On August 6, 1996, AT&T Venture's preferred stock investment was exchanged for 400,000 common shares of BBN Corporation. The shares, which were issued from treasury shares, are restricted and were not registered under the Act and may not be transferred or assigned before the sooner of the filing of an effective registration statement under the Act or an exemption from registration is available. The Company could be required, under certain circumstances, to register the shares under the Act; in addition, the holders of the shares are entitled to certain rights to sell the shares in connection with the filing of a registration statement initiated by the Company. During one year following the exchange, AT&T Venture may require the Company to purchase all or any part of the common shares at a price of $20.00 per share. Had these shares been issued as of the beginning of FY96, the loss per share from continuing operations, discontinued operations, and net loss would have been, $2.74, $.36 and $3.11, respectively.

INCOME TAXES

     The components of income (loss) from continuing operations before income taxes for the Company's domestic and foreign operations were as follows:

                                                                 YEAR ENDED JUNE 30,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Domestic.............................................  $(55,889)    $81,526     $(9,334)
    Foreign..............................................      (613)       (641)        365
                                                           --------     --------    -------
      Income (loss) from continuing operations
         before income taxes.............................  $(56,502)    $80,885     $(8,969)
                                                           ========     ========    =======

     The provision (benefit) for income taxes consisted of the following:

    Current:
      Federal............................................  $ (7,839)    $12,522     $
      State..............................................      (400)      2,558          50
      Foreign............................................        44         298         105
                                                           --------     -------     -------
                                                             (8,195)     15,378         155
    Deferred:
      Federal............................................     1,595      (1,595)       (155)
      State..............................................
                                                           --------     -------     -------
                                                              1,595      (1,595)       (155)
                                                           --------     -------     -------
    Provision (benefit) for income taxes.................  $ (6,600)    $13,783     $     0
                                                           ========     =======     =======

     There was no provision (benefit) for income taxes on the income (loss) from discontinued operations.

     The difference between the federal statutory rate and the effective tax rate on continuing operations follows:

                                                                 YEAR ENDED JUNE 30,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Tax provision at the statutory rate..................  $(19,776)    $28,310     $(3,049)
    State taxes, net.....................................      (260)      1,663          33
    Research, investment, and foreign tax credits........                  (985)       (632)
    Change in valuation allowance........................    12,973     (19,634)      4,506
    Minority interest....................................        39       3,918        (704)
    Other................................................       424         511        (154)
                                                           --------     --------    -------
    Provision (benefit) for income taxes.................  $ (6,600)    $13,783     $     0
                                                           ========     ========    =======

     No deferred taxes have been recognized in the consolidated balance sheet at June 30, 1996 and 1994, and a deferred tax benefit of $1,595,000 was recognized in the consolidated balance sheet at June 30, 1995. The components were as follows:

                                                                 YEAR ENDED JUNE 30,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Depreciation and amortization........................  $  7,755     $ 2,891     $ 3,614
    Accruals and reserves not deducted for tax
      purposes...........................................     9,830      11,192      13,804
    Net operating loss carryforwards.....................     8,467       1,801      12,152
    Tax credit carryforwards.............................    11,765       4,294       7,237
    Deferred revenue.....................................    (3,330)     (2,357)     (3,586)
    Other, net...........................................       374         339         622
                                                           --------     -------     -------
                                                             34,861      18,160      33,843
    Valuation allowance..................................   (34,861)    (16,565)    (33,843)
                                                           --------     -------     -------
                                                           $      0     $ 1,595     $     0
                                                           ========     =======     =======

     The fiscal year 1996 federal tax benefit reflects the realization of the Company's net deferred tax assets due to the carryback of the current year's loss to fiscal year 1995, resulting in the recovery of the maximum amount refundable for taxes paid in prior years. As a result of the carryback, approximately $8,000,000 of tax credits previously utilized become available for utilization in future years. The Company has federal net operating loss and tax credit carryforwards available to offset future U.S. taxable income of $26,440,000 and $12,330,000, respectively, expiring in 2002 through 2012.
Approximately $5,100,000 of the valuation allowance at June 30, 1996 is attributable to stock options, the benefit of which will be credited to additional paid in capital when realized.

EMPLOYEE BENEFIT PLANS

  Stock Compensation Plans

     Under the Company's 1986 stock incentive plan, options may be granted to purchase shares of the Company's common stock at a price not less than 50% of the fair market value of the common stock on the date of grant. All options granted in fiscal years 1995 and 1994 were at fair market value on the dates of grant. The plan, as amended in fiscal year 1995, provides that directors who are not employees of the Company receive a non-qualified option for 3,000 shares each year. The plan also provides for granting of other stock-based awards at the discretion of the Board of Directors and for granting of incentive stock options. Options vest generally over four years and expire not more than ten years and one day from the dates of grant. Options which are canceled become available for future grants.

     The changes in stock options outstanding for the three years ended June 30, 1996 were as follows:

                                                                                      RANGE OF
                                                                      NUMBER       OPTION PRICES
                                                                     OF SHARES       PER SHARE
                                                                     ---------     --------------
                                                                        (SHARES IN THOUSANDS)
Outstanding at June 30, 1993 (446 exercisable).....................    1,517        $ 4.63-$ 7.63
Granted............................................................    1,374          9.75- 15.25
Exercised..........................................................     (376)         5.00-  6.88
Canceled...........................................................      (65)         5.00- 12.63
                                                                       -----          -----------
Outstanding at June 30, 1994 (635 exercisable).....................    2,450          4.63- 15.25
Granted............................................................      613         14.13- 19.50
Exercised..........................................................     (654)         4.63-  7.63
Canceled...........................................................     (109)         5.00- 15.25
                                                                       -----          -----------
Outstanding at June 30, 1995 (641 exercisable).....................    2,300          5.00- 19.50
Granted............................................................    1,944         18.13- 42.00
Exercised..........................................................     (396)         5.00- 18.13
Canceled...........................................................     (202)         5.00- 40.50
                                                                       -----          -----------
Outstanding at June 30, 1996 (772 exercisable).....................    3,646        $ 5.00-$42.00
                                                                       =====          ===========

     Options granted in fiscal year 1996 under the plan, as proposed to be amended, include 40,000 conditional options which are subject to shareholder approval at the 1996 Annual Meeting.

     At June 30, 1996 and 1995, 296,000 shares and 415,000 shares, respectively, of authorized but unissued common stock were reserved and available for granting additional options. The shares reserved at June 30, 1996 do not include the 40,000 conditional options granted in fiscal year 1996.

     In addition to the options outstanding and available under the 1986 plan and the 1983 plan, in fiscal year 1996 the Company granted an aggregate of 767,852 BBN options under a 1996 plan approved by the Company's directors in connection with a reorganization program to combine the Company's Internet and internetworking services operations. Included are an aggregate of 160,653 BBN options granted in exchange for the cancellation of outstanding options to purchase shares of common stock of BBN Planet and BBN HARK. Of such 160,653 options, an aggregate of 156,670 options (together with an aggregate of 66,250 additional options under the 1986 plan) issued in exchange for BBN Planet options were issued at a price below market value in an aggregate amount of $2,400,000 which will be charged to expense over the vesting period; of such amount, $1,800,000 was recorded in fiscal year 1996. All such BBN Planet replacement options will vest principally over a twelve-month period and expire four years from the date of grant. The remaining 611,182 BBN options issued under the plan other than as BBN Planet replacement options were at fair market value of the common stock on the date of grant, vest generally over four years, and expire five years from the date of grant. Options which are canceled are not intended to become available under the plan for future grants.

  Employee Stock Purchase Plan

     Under the Company's 1983 Stock Purchase Plan (the "plan"), an aggregate of 3,600,000 shares of common stock were made available for purchase by employees upon exercise of options granted semi-annually. Those who have been employed by the Company prior to the beginning of an option period are eligible to enroll in the plan. The options are exercisable six months after grant, at the lower of 85% of the fair market value of the common stock at the beginning or the end of the six-month period, but in no event for less than the Company's net book value per share as of the end of the quarter next preceding the exercise. Amounts are accumulated through payroll deductions ranging from 2% to 10% of each participating employee's compensation, as defined, but in no event more than $12,500 or 1,000 shares during any six-month option period.

     Options were exercised to purchase 143,000, 194,000, and 185,000 shares for a total of $2,907,000, $2,154,000, and $1,519,000 in fiscal years 1996, 1995, and 1994, respectively. At June 30, 1996, 350,000 shares of authorized but unissued common stock were reserved for future issuance under this plan.

  Restricted Stock Plan

     In August 1996, the Company adopted a restricted stock plan, permitting Directors and Officers of the Company to purchase shares from the Company during a one-month period in August and September 1996. During this time period, 34,729 shares of common stock were purchased under the plan. The shares were purchased at 75% of their fair market value on the date of the sale. The shares are restricted as to transfer, and upon termination of service within two years of the date of acquisition, the holder is required to offer the shares back to the Company at the price paid.

  Retirement Plans

     The Company has a defined contribution retirement plan (the "plan") covering substantially all of its domestic employees. Effective July 1, 1994, the Company adopted an amendment to the plan which has been qualified under
Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within the statutory limitations and subject to any limitations included in the plan. The Company's contribution to the plan is discretionary and provides for matching contributions as determined annually by the Company's Board of Directors, based on a percentage of employees' eligible compensation, as defined. The Company's total cost pursuant to its retirement plan was $5,822,000, $5,348,000, and $5,002,000 in fiscal years 1996, 1995, and 1994, respectively.

     In fiscal year 1995, the Company adopted a non-qualified deferred compensation plan. Eligible employees are permitted to defer a portion of their salary and incentive compensation subject to limitations. On an annual basis, the deferred compensation plan also provides for a discretionary retirement contribution by the Company for selected employees. The Company's cost pursuant to its deferred compensation plan was insignificant for fiscal years 1996 and 1995.

  Incentive Compensation Plans

     The Company maintains incentive compensation and other performance related bonus plans for its employees, including its executive management. Awards under these plans are paid in recognition of individual contribution to business unit or corporate performance as determined by management and approved by the Compensation and Stock Option Committee of the Board of Directors. Total costs pursuant to the Company's incentive compensation plans were $2,634,000, $448,000, and $1,663,000 in fiscal years 1996, 1995, and 1994, respectively.

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

     The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"); such audits can result in adjustments to contract billings. Final contract billing rates for the Company have been established and billings audited for years through fiscal year 1991, except for the

Company's former BBN Communications activities, for which final contract billings rates have been established only through fiscal year 1984. The audit by DCAA of the Company's former BBN Communications activities for fiscal years 1985 through 1993, which had been delayed, is currently in progress. U.S. government revenue for BBN Communications activities during the nine-year period under audit represented approximately 40% of the Company's total U.S. government revenue during the period. Based upon its interpretations of government contract regulations, DCAA in August 1996 recommended to the responsible governmental administrative contracting officer that adjustments to BBN Communications contract billings be made which, if asserted and sustained upon appeal, would have a material adverse effect on the Company's financial condition and results of operations. The amount of any adjustments which may ultimately be asserted by the administrative contracting officer on the basis of the DCAA recommendations is not currently determinable. The Company and its counsel believe that DCAA's recommendations, in substantial part, are based upon incorrect interpretations of government contract regulations and are inconsistent with decided cases. The Company expects that any adjustments which may ultimately be asserted and sustained on appeal as a result of audits of the Company's fiscal years 1985 through 1995 (including the 1985 through 1993 period for BBN Communications) will not have a material adverse effect on the Company's financial condition and results of operations.

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the results of these other legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid and received for income taxes and interest, and noncash transactions, were as follows:

                                                                       YEAR ENDED JUNE 30,
                                                                  -----------------------------
                                                                   1996       1995        1994
                                                                  ------     -------     ------
                                                                     (DOLLARS IN THOUSANDS)
Cash paid for:
  Income taxes..................................................  $  573     $12,094     $  215
  Interest......................................................   4,400       4,418      4,438
Cash received for:
  Income tax refunds............................................   2,856           5        309
Noncash transactions:
  Equipment acquired under capital lease........................   8,006

OTHER INCOME

     In December 1994, the Company settled a claim with the U.S. government for $700,000, resulting in a reduction in liabilities of $2,600,000 which is included in other income. Other income in fiscal year 1995 also includes $900,000 resulting from lower than expected costs associated with a previously divested contract.

     Refer to the "Sale of LightStream Corporation" footnote for discussion of the gain included in other income for fiscal year 1995.

FOREIGN EXCHANGE CONTRACTS

     The Company may enter into foreign exchange contracts to hedge certain of its exposures to foreign currency fluctuations. Gains or losses resulting from these contracts are offset against the effects of the foreign currency translation and have not been significant. At June 30, 1996 and 1995, the Company had foreign exchange contracts to sell $1,050,000 and $950,000, respectively, of foreign currencies. The market values of these outstanding contracts at June 30, 1996 and 1995 were not significantly different from the recorded values.

SALE OF LIGHTSTREAM CORPORATION

     The sale of the assets of the Company's majority-owned subsidiary LightStream for a cash consideration of $120,000,000 was completed on January 11, 1995 and is reflected in the Company's fiscal year 1995 results. The Company received 83% of the net proceeds and the minority owner of LightStream received the remainder. Of the cash consideration paid to LightStream, $12,000,000 was placed in a restricted Escrow Fund, and periodically declining portions of such amount together with interest are to be maintained for up to two years following the closing of the transaction, subject to any claims under the Asset Purchase Agreement. As of June 30, 1996, $4,711,000 remains in the Escrow Fund and no claims have been made. The Company recorded a pre-tax gain from the sale of $105,000,000 before minority interest of $11,800,000 and income taxes of $13,500,000.

ACQUISITIONS

     In fiscal year 1995, the Company acquired the BARRNet and the SURAnet Internet services organization, both providers of Internet services, for an aggregate of $14,960,000 cash, 270,270 shares of BBN common stock, 200,000 shares of BBN Planet common stock, and the assumption of certain operating liabilities of $5,100,000. The transactions were accounted for using the purchase method of accounting. Refer to the "Goodwill Write-Off and Other Charges" footnote for further discussion.

GOODWILL WRITE-OFF AND OTHER CHARGES

     In the third quarter of fiscal year 1996, the Company recorded a charge of $20,718,000 to write off goodwill previously recorded in connection with the acquisitions of BARRNet and SURAnet in August 1994 and March 1995, respectively, and certain other costs and employee related expenses in connection with a reorganization. The goodwill write-off was precipitated by a business evaluation, which included a review of the Company's current Internet-related business in comparison to expectations established at the time of the acquisitions. (See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.) The amount of the charge was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") which was issued by the Financial Accounting Standards Board in March 1995.

BUSINESS SEGMENTS INFORMATION

     The following is a summary of business segments information for continuing operations for fiscal years June 30, 1996, 1995, and 1994. BBN Systems and Technologies provides networking solutions and provides contract research and development services, primarily in internetworking and collaborative systems to governmental organizations; BBN Planet includes the Internet access and value-added services business and the America Online, Inc. contract; and, in FY95 and FY94, LightStream Corporation, which sold substantially all of its assets on January 11, 1995, developed ATM networking products. Information for fiscal years 1995 and 1994 has been restated to reflect the change in business segments.

                                                                    YEAR ENDED JUNE 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
Revenue:
  BBN Systems and Technologies.............................  $163,998     $152,620     $152,230
  BBN Planet...............................................    73,030       17,820        7,932
  LightStream Corporation..................................                  8,445        1,539
  Intercompany eliminations................................    (2,689)      (3,282)        (990)
                                                             --------     --------     --------
                                                             $234,339     $175,603     $160,711
                                                             ========     ========     ========
Income (loss) from operations:
  BBN Systems and Technologies.............................  $  1,805     $  2,415     $  6,897
  BBN Planet...............................................   (34,746)     (11,967)         399
  LightStream Corporation..................................                 (3,689)     (14,843)
  Goodwill write-off and other charges.....................   (20,718)
  Unallocated corporate expenses, net......................    (2,723)      (3,266)      (2,201)
                                                             --------     --------     --------
                                                             $(56,382)    $(16,507)    $ (9,748)
                                                             ========     ========     ========
Depreciation and amortization:
  BBN Systems and Technologies.............................  $  4,907     $  4,786     $  5,891
  BBN Planet...............................................     6,992        2,812          825
  LightStream Corporation..................................                    570          671
                                                             --------     --------     --------
                                                             $ 11,899     $  8,168     $  7,387
                                                             ========     ========     ========
Identifiable assets:
  BBN Systems and Technologies.............................  $ 39,113     $ 40,716     $ 36,559
  BBN Planet...............................................    71,143       38,548        3,757
  LightStream Corporation..................................                              13,968
  Corporate................................................   130,999      114,181       63,321
                                                             --------     --------     --------
                                                             $241,255     $193,445     $117,605
                                                             ========     ========     ========
Capital expenditures:
  BBN Systems and Technologies.............................  $  4,522     $  5,336     $  1,946
  BBN Planet...............................................    26,225        6,669        1,013
  LightStream Corporation..................................                    820        1,175
  Corporate................................................     3,660        1,308        1,461
                                                             --------     --------     --------
                                                             $ 34,407     $ 14,133     $  5,595
                                                             ========     ========     ========

     Revenue includes sales to the U.S. government and its agencies of $129,000,000, $124,000,000, and $129,000,000 in fiscal years 1996, 1995, and
1994, respectively. The Company operates primarily in the United States; U.S. export sales were $19,820,000, $9,296,000, and $11,650,000 in fiscal 1996, 1995, and 1994, respectively. Foreign operations are not significant.

     The following information presents the results of operations of BBN Systems and Technologies and BBN Planet for FY1996, FY1995 and FY1994, respectively. This information is presented on an as-reorganized basis.

     BBN Systems and Technologies

                                                                    YEAR ENDED JUNE 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
Revenue....................................................  $163,998     $152,620     $152,230
Costs and expenses:
  Cost of revenue..........................................   118,386      113,213      112,465
  Research and development.................................     7,974        7,802        7,030
  Selling, general and administrative......................    35,833       29,190       25,838
                                                             --------     --------     --------
Income from Operations.....................................  $  1,805     $  2,415     $  6,897
                                                             ========     ========     ========

     BBN Planet

                                                                     YEAR ENDED JUNE 30,
                                                               --------------------------------
                                                                 1996         1995        1994
                                                               --------     --------     ------
                                                                    (DOLLARS IN THOUSANDS)
Revenue......................................................  $ 73,030     $ 17,820     $7,932
Costs and expenses:
  Cost of revenue............................................    68,286       14,754      5,390
  Research and development...................................     4,743        1,533         54
  Selling, general and administrative........................    34,747       13,500      2,089
                                                               --------     --------     ------
Income (loss) from Operations................................  $(34,746)    $(11,967)    $  399
                                                               ========     ========     ======

SUBSEQUENT EVENTS

     On August 14, 1996, the Company and Andersen Consulting LLP entered into a joint venture aimed at exploring and developing opportunities in the Internet market. The Company contributed $5,000,000 in exchange for an approximately 12.5% ownership stake in the venture entity; Andersen Consulting retains the remaining 87.5% interest. The Company has entered into an agreement with Andersen Consulting to provide the joint venture with technical and engineering services, the value of which is expected to be approximately $4,000,000 in fiscal 1997.

     As of September 9, 1996, the minority shareholders' common stock investments in BBN Planet were converted into an aggregate of 92,000 common shares of BBN Corporation. The shares, which were issued from treasury shares, are restricted and were not registered under the Act and may not be offered or sold before the sooner of the filing of an effective registration statement under the Act or an exemption from registration is available. The Company could be required, under certain circumstances, to register 80,000 of the shares under the Act; in addition, the holder of such 80,000 shares is entitled to certain rights to sell the shares in connection with the filing of a registration statement initiated by the Company. Refer to the "Preferred Stock of Subsidiary" footnote for discussions of the conversion of BBN Planet's preferred shareholder's investment into common shares of BBN Corporation.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
BBN Corporation
Cambridge, Massachusetts

     We have audited the consolidated balance sheets of BBN Corporation at June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BBN Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                               COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
August 8, 1996, except as to the
information presented in the first and
second paragraphs of the Subsequent
Events note for which the dates are
August 14, 1996 and September 9, 1996,
respectively.

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

     Quarterly financial data for the years ended June 30, 1996 and 1995 was as follows:

                                                          THREE MONTHS ENDED
                                            ----------------------------------------------    YEAR ENDED
                                            SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,     JUNE 30,
                   1996                       1995         1995        1996         1996         1996
- ------------------------------------------  ---------    --------    ---------    --------    ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
Revenue...................................   $ 50,181    $ 54,608    $  60,818    $ 68,732     $234,339
                                              -------     -------     --------    --------     --------
Gross margin..............................   $ 13,094    $ 13,911    $  12,537    $ 12,787     $ 52,329
                                              -------     -------     --------    --------     --------
Loss from operations......................   $ (6,870)   $ (7,364)   $ (29,790)   $(12,358)    $(56,382)
                                              -------     -------     --------    --------     --------
Loss from continuing operations...........   $ (4,430)   $ (5,545)   $ (28,678)   $(11,249)    $(49,902)
Income (loss) from discontinued operations
  net of applicable income taxes..........     (4,221)     (2,345)        (463)        289       (6,740)
                                              -------     -------     --------    --------     --------
Net loss..................................   $ (8,651)   $ (7,890)   $ (29,141)   $(10,960)    $(56,642)
                                              -------     -------     --------    --------     --------
Loss per share:
  Continuing operations...................   $  (0.25)   $  (0.32)   $   (1.61)   $  (0.62)    $  (2.80)
  Discontinued operations.................      (0.24)      (0.13)       (0.03)       0.02        (0.38)
                                              -------     -------     --------    --------     --------
  Net loss per share......................   $  (0.49)   $  (0.45)   $   (1.64)   $  (0.60)    $  (3.18)
                                              -------     -------     --------    --------     --------
Sales price of common stock: High.........     39 3/8      48 3/4       40 7/8      29 5/8
                                Low.......     27 1/4      28 1/4       24 1/8      20 1/4

                                                          THREE MONTHS ENDED
                                            ----------------------------------------------    YEAR ENDED
                                            SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,     JUNE 30,
                   1995                       1994         1994        1995         1995         1995
- ------------------------------------------  ---------    --------    ---------    --------    ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
Revenue...................................   $ 43,696    $ 42,842    $  41,727    $ 47,338     $175,603
                                              -------     -------     --------    --------     --------
Gross margin..............................   $ 14,040    $ 12,571    $  10,200    $ 10,165     $ 46,976
                                              -------     -------     --------    --------     --------
Loss from operations......................   $ (1,423)   $ (3,490)   $  (4,490)   $ (7,104)    $(16,507)
                                              -------     -------     --------    --------     --------
Income (loss) from continuing
  operations..............................   $ (1,747)   $   (345)   $  75,568    $ (6,374)    $ 67,102
Income (loss) from discontinued operations
  net of applicable income taxes..........        (61)     (1,580)      (1,102)        485       (2,258)
                                              -------     -------     --------    --------     --------
Net income (loss).........................   $ (1,808)   $ (1,925)   $  74,466    $ (5,889)    $ 64,844
                                              -------     -------     --------    --------     --------
Income (loss) per share:
  Continuing operations...................   $  (0.11)   $  (0.02)   $    4.17    $  (0.37)    $   3.73
  Discontinued operations.................      (0.00)      (0.09)       (0.06)       0.03        (0.12)
                                              -------     -------     --------    --------     --------
  Net income (loss) per share.............   $  (0.11)   $  (0.11)   $    4.11    $  (0.34)    $   3.61
                                              -------     -------     --------    --------     --------
Sales price of common stock: High.........     18 3/4      20 7/8       22 1/4          30
                                Low.......         10      12 5/8       14 5/8      16 1/2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item may be found in the section entitled "1. Election of Directors" in the Company's definitive Proxy Statement dated October 2, 1996 for the Registrant's Annual Meeting to be held on November 6, 1996, and such information is incorporated herein by reference.

     Information in response to executive officers of the registrant appears in
Item 4A entitled "Executive Officers of the Registrant" on pages 28 and 29 of this report, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information in response to this item may be found in the section entitled "1. Election of Directors" under the caption "Board of Directors and Committee Organization", in the sections entitled "Compensation and Certain Other Transactions Involving Executive Officers", "Summary Compensation Table", "Option Grants in Last Fiscal Year", and "Option Exercises in Fiscal Year 1996 and Year-End Option Values", in the section entitled "Report of Compensation and Stock Option Committee on Annual Executive Compensation", and in the section entitled "Comparative Stock Performance", each in the Company's definitive Proxy Statement dated October 2, 1996 for the Registrant's Annual Meeting to be held on November 6, 1996, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this item may be found in the section entitled "1. Election of Directors" under the caption "Biographical Information", and in the section entitled "Principal Holders of Company Common Stock", each in the Company's definitive Proxy Statement dated October 2, 1996 for the Registrant's Annual Meeting to be held on November 6, 1996, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this may be found in the section entitled "Compensation and Certain Other Transactions Involving Executive Officers" in the Company's definitive Proxy Statement dated October 2, 1996 for the Registrant's Annual Meeting to be held on November 6, 1996, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. FINANCIAL STATEMENTS

     Consolidated Statements of Operations (page 37)

     Consolidated Balance Sheets (page 38)

     Consolidated Statements of Shareholders' Equity (page 39)

     Consolidated Statements of Cash Flows (page 40)

     Notes to Consolidated Financial Statements (pages 41-54)

     Report of Independent Accountants (page 55)

2. FINANCIAL STATEMENT SCHEDULES

     Schedules other than those listed below have been omitted because they are inapplicable or are not required.

     II Valuation and Qualifying Accounts, Years Ended June 30, 1996, 1995, and 1994 (page 63)

3. LIST OF EXHIBITS

     3.1      Restated Articles of Organization of Registrant (filed with the Securities and
              Exchange Commission as Exhibit 3.1 of Registrant's Quarterly Report on Form
              10-Q for the Quarter ended March 31, 1989, and incorporated herein by reference).
     3.2      By-laws of Registrant, as amended (filed with the Securities and Exchange
              Commission as Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the
              fiscal year ended June 30, 1988, and incorporated herein by reference).
     4.1      Form of Indenture of Trust dated as of April 1, 1987 between the Registrant and
              The First National Bank of Boston relating to the Registrant's 6% Convertible
              Subordinated Debentures due 2012 (filed with the Securities and Exchange
              Commission as Exhibit 4.1 of Registration Statement No. 33-12975 on Form S-3,
              and incorporated herein by reference).
     4.2      Form of Right Certificate to purchase shares of Common Stock of the Registrant
              (filed with the Securities and Exchange Commission as Exhibit 2 of Registrant's
              Current Report on Form 8-K dated June 23, 1988, and incorporated herein by reference).
     4.3      Common Stock Rights Agreement dated as of June 23, 1988 between the Registrant and The First National Bank of Boston relating to the Registrant's Common Stock
              Purchase Rights (filed with the Securities and Exchange Commission as Exhibit 1 of Registrant's Current Report on Form 8-K dated June 23, 1988, and incorporated herein by reference).
     4.4      Registration Rights Agreement dated August 24, 1994 between the Registrant and the Board of Trustees of the Leland Stanford Junior University (filed with the
              Securities and Exchange Commission as Exhibit 4.4 of Registrant's Annual Report
              on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).
     4.5      Exchange and Registration Rights Agreement dated as of August 6, 1996 among the
              Registrant, BBN Planet Corporation, and AT&T Venture Company, L.P.
     4.6      Exchange and Registration Rights Agreement dated as of August 23, 1996 among the Registrant, BBN Planet Corporation, and The Board of Trustees of the Leland
              Stanford Junior University.
     4.7      Stock Purchase Agreement dated as of June 17, 1996 between the Registrant and
              General Electric Capital Corporation relating to the purchase of an aggregate of 452,899 shares of the Common Stock of the Registrant.
     4.8      Form of Stock Purchase Agreement dated as of June 17, 1996 between the
              Registrant and certain non-U.S. persons relating to the purchase of an aggregate of 1,998,320 shares of the Common Stock of the Registrant.
     4.9      (Note: Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any other instrument with respect to long-term debt of the Registrant and its subsidiaries. Such other instruments are not filed herewith since no such instrument relates to outstanding debt in an amount greater than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.)
    10.1      Registrant's 1983 Stock Option Plan, as amended (filed with the Securities and
              Exchange Commission as Exhibit 10.1 of Registrant's Annual Report on Form 10-K
              for the fiscal year ended June 30, 1994, and incorporated herein by reference).
    10.2      Registrant's 1986 Stock Incentive Plan, as amended (filed with the Securities and Exchange Commission as Exhibit 4.1 to Registration Statement No. 333-03819
              on Form S-8, and incorporated herein by reference).
    10.3      Registrant's 1983 Employee Stock Purchase Plan, as amended (filed with the
              Securities and Exchange Commission as Exhibit 10.3 of Registrant's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

    10.4      BBN Domain Corporation 1993 Stock Option Plan, as amended (filed with the
              Securities and Exchange Commission as Exhibit 10.6 of Registrant's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).
    10.5      Incentive Compensation Plan for George H. Conrades (filed with the Securities and Exchange Commission as Exhibit 10.14 of Registrant's Quarterly Report on
              Form 10-Q for the quarter ended December 31, 1993, and incorporated herein by reference).
    10.6      Registrant's amended Deferred Compensation Plan for Directors (filed with the
              Securities and Exchange Commission as Exhibit 4 to Registration Statement No.
              33-52656 on Form S-8, and incorporated herein by reference).
    10.7      Registrant's Deferred Compensation Plan for Employees (filed with the
              Securities and Exchange Commission as Exhibit 10.1 of Registrant's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).
    10.8      Forms of Severance Agreement between Registrant and certain of its executive officers (filed with the Securities and Exchange Commission as Exhibit 10.17 of
              Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
              1988, and incorporated herein by reference).
    10.9      Registrant's 1996 Stock Incentive Plan (filed with the Securities and Exchange
              Commission as Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for
              the quarter ended March 31, 1996, and incorporated herein by reference).
    10.10     Registrant's 1996 Restricted Stock Plan.
    10.11     Memorandum of Agreement Re: Early Retirement Arrangement dated September 28,
              1995 between the Registrant and Stephen R. Levy.
    10.12     Memorandum of Agreement Re: Early Retirement Arrangement dated July 25, 1996 between the Registrant and John T. Kish, Jr.
    10.13     Deferred Compensation Agreement dated as of February 8, 1996 between the
              Registrant and John M. Albertine.
    10.14     Asset Purchase Agreement dated as of December 8, 1994 between Registrant and
              Cisco Systems, Inc. and Amendment No. 1 thereto (filed with the Securities and
              Exchange Commission as Exhibit 1 of Registrant's Current Report on Form 8-K
              dated January 11, 1995, and incorporated herein by reference).
    10.15     Internet Services Agreement dated June 19, 1995 among Registrant, BBN Planet
              Corporation, and AT&T Corp. (filed with the Securities and Exchange Commission as Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).
    10.16     Stock Purchase Agreement dated as of June 29, 1996 among Registrant, BBN Domain
              Corporation, ABS Capital Partners, L.P., ABS Capital Partners II, L.P., St.
              Paul Fire and Marine Insurance Company, and FSC Corporation (filed with the
              Securities and Exchange Commission as Exhibit 1 of Registrant's Current Report
              on Form 8-K dated July 31, 1996, and incorporated herein by reference).
    10.17     Registrant's Lease, Collateral Pledge Agreement, and Financing, Construction,
              and Agency Agreement, with Fawcett Street Associates, each date January 20,
              1981 (filed with the Securities and Exchange Commission as Exhibit 20(a) of
              Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31,
              1980, and incorporated herein by reference).
    10.18     Registrant's Lease with Robert A. Jones and K. George Najarian dated as of June
              20, 1977 amending an Agreement dated October 18, 1973 and a Letter Agreement dated July 8, 1975 (filed with the Securities and Exchange Commission as
              Exhibit 1 of Registrant's Current Report on Form 8-K dated June 20, 1977, as
              Exhibit 1 of Registrant's Current Report on Form 8-K for the month of March
              1974, and as Exhibit 1 of Registrant's Current Report on Form 8-K for the month of July 1975, respectively, and incorporated herein by reference).

    10.19     Registrant's Lease with Technology Park VII Limited Partnership (executed by
              The Gutierrez Company, General Partner) dated as of June 1, 1984 (filed with the Securities and Exchange Commission as Exhibit 1 of Registrant's Current
              Report on Form 8-K dated June 15, 1984, and incorporated herein by reference), as amended May 1, 1986 and July 23, 1986 (exclusive of exhibits) (filed with the Securities and Exchange Commission as Exhibit 10.15 of Registrant's Annual
              Report on Form 10-K for the Fiscal Year ended June 30, 1986, and incorporated herein by reference).
    10.20     Registrant's Lease with CambridgePark Two Limited Partnership dated June 30,
              1987 (filed with the Securities and Exchange Commission as Exhibit 1 of
              Registrant's Current Report on Form 8-K dated July 14, 1987, and incorporated herein by reference).
    11.1      Computation of per share earnings.
    21.1      Subsidiaries of Registrant.
    23.1      Consent of Coopers & Lybrand L.L.P.
    27.1      Financial Data Schedule.

     (b) Reports on Form 8-K for the quarter ended June 30, 1996 filed by the Registrant were as follows:

          1. The Registrant filed a Current Report on Form 8-K dated May 15, 1996 with the Securities and Exchange Commission on May 15, 1996 reporting on cautionary statements for the purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of September, 1996.

                                          BBN CORPORATION

                                          By: /s/ GEORGE H. CONRADES
                                            George H. Conrades
                                            (Chairman of the Board of Directors,
                                            President, and Chief Executive
                                              Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, each on the 27th day of September, 1996.

/s/ GEORGE H. CONRADES                           Chairman of the Board of Directors,
    George H. Conrades                           President, and Chief Executive Officer
                                                 (Principal Executive Officer)
/s/ JOHN M. ALBERTINE                            Director
    John M. Albertine
/s/ LUCIE J. FJELDSTAD                           Director
    Lucie J. Fjeldstad
/s/ GEORGE N. HATSOPOULOS                        Director
    George N. Hatsopoulos
/s/ MAX D. HOPPER                                Director
    Max D. Hopper
/s/ STEPHEN R. LEVY                              Director
    Stephen R. Levy
/s/ REGIS MCKENNA                                Director
    Regis McKenna
/s/ ANDREW L. NICHOLS                            Director
    Andrew L. Nichols
/s/ ROGER D. WELLINGTON                          Director
    Roger D. Wellington
/s/ RALPH A. GOLDWASSER                          Senior Vice President, Chief Financial
    Ralph A. Goldwasser                          Officer, and Treasurer (Principal Financial
                                                 Officer)
/s/ PAUL F. BRAUNEIS                             Vice President and Controller (Principal
    Paul F. Brauneis                             Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors
BBN Corporation
Cambridge, Massachusetts

     Our report on the consolidated financial statements of BBN Corporation is included on page 55 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 57 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
August 8, 1996, except as to the
information presented in the first and
second paragraphs of the Subsequent Events note for which the dates are August 14, 1996 and September 9, 1996, respectively.

                                BBN CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

- ---------------------------------------------------------------------------------------------------------
                COLUMN A                    COLUMN B       COLUMN C        COLUMN D            COLUMN E
- ---------------------------------------------------------------------------------------------------------
                                           BALANCE AT     CHARGED TO        OTHER               BALANCE
                                           BEGINNING      COSTS AND        CHANGES              AT END
               DESCRIPTION                  OF YEAR        EXPENSES      ADD (DEDUCT)         OF YEAR (D)
- ---------------------------------------------------------------------------------------------------------
Allowances for Accounts Receivable:
  1996...................................    $6,739          $972          $ (1,775)(a)(c)      $ 5,936
  1995...................................     8,039           220            (1,520)(a)           6,739
  1994...................................     8,606           372              (939)(a)(c)        8,039
Inventory Reserves:
  1996...................................    $               $(77)         $     97(a)(c)       $    20
  1995...................................     3,296                          (3,296)(b)               0
  1994...................................     2,795                             501(c)            3,296

- ---------------
(a) Represents write-offs and recoveries.

(b) Represents write-offs and disposals.

(c) Includes amounts transferred from allowances for accounts receivable to inventory reserves.

(d) Represents amounts deducted in the consolidated balance sheets from the accounts to which they apply.

                                 EXHIBIT INDEX

                                                                                        PAGE
                                                                                        -----
     4.5      Exchange and Registration Rights Agreement dated as of August 6, 1996      --
              among the Registrant, BBN Planet Corporation, and AT&T Venture Company,
              L.P.

     4.6      Exchange and Registration Rights Agreement dated as of August 23, 1996     --
              among the Registrant, BBN Planet Corporation, and The Board of Trustees
              of the Leland Stanford Junior University.

     4.7      Stock Purchase Agreement dated as of June 17, 1996 between the             --
              Registrant and General Electric Capital Corporation relating to the purchase of an aggregate of 452,899 shares of the Common Stock of the
              Registrant.

     4.8      Form of Stock Purchase Agreement dated as of June 17, 1996 between the     --
              Registrant and certain non-U.S. persons relating to the purchase of an aggregate of 1,998,320 shares of the Common Stock of the Registrant.

    10.10     Registrant's 1996 Restricted Stock Plan.                                   --

    10.11     Memorandum of Agreement Re: Early Retirement Arrangement dated September   --
              28, 1995 between the Registrant and Stephen R. Levy.

    10.12     Memorandum of Agreement Re: Early Retirement Arrangement dated July 25,    --
              1996 between the Registrant and John T. Kish, Jr.

    10.13     Deferred Compensation Agreement dated as of February 8, 1996 between the   --
              Registrant and John M. Albertine.

    11.1      Computation of per share earnings.                                         --

    21.1      Subsidiaries of Registrant.                                                --

    23.1      Consent of Coopers & Lybrand L.L.P.                                        --

    27.1      Financial Data Schedule.                                                   --