Form 10-Q
period 1996-09-30
BBN CORP
filed 1996-11-14
CIK 13021

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
-----     Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996  or

          Transition Report Pursuant to Section 13 or 15(d) of the
-----     Securities Exchange Act of 1934

For the transition period from        to
                                ------    ------

Commission file number      1-6435
                       ----------------

          BBN Corporation
-----------------------------
  (Exact name of registrant as specified in its charter)

          Massachusetts                      04-2164398
----------------------------------         --------------
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)       Identification No.)

150 CambridgePark Drive, Cambridge, Massachusetts  02140
------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code    (617) 873-2000
                                                      --------------------
--------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

     Number of shares of common stock, $1.00 par value, outstanding as of October 31, 1996: 21,012,534

Exhibit index appears on page 17

                              Page 1 of 17 pages

                                BBN CORPORATION
                                     INDEX





                                                                     Page No.
                                                                     --------
Part I.   Financial Information

          Consolidated Statements of Operations -
             Three Months Ended September 30, 1996 and 1995................3

          Consolidated Balance Sheets -
             as of September 30, 1996 and June 30, 1996....................4

          Consolidated Statements of Cash Flows -
             Three Months Ended September 30, 1996 and 1995................5

          Notes to Consolidated Financial Statements.......................6

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................10



Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders....16

          Item 6.  Exhibits and Reports on Form 8-K.......................16

          Signatures......................................................16




          Note: Page references relate solely to this document in its traditional filing format.

                        PART I.  FINANCIAL INFORMATION

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Dollars in thousands, except per-share data

                                                       Three Months Ended
                                                 ------------------------------
                                                 September 30     September 30
                                                     1996              1995
                                                 ------------      ------------

Revenue                                          $    74,296       $    50,181
                                                 -----------       -----------
Costs and expenses:
  Cost of revenue                                     61,427            37,087
  Research and development expenses                    3,152             2,365
  Selling, general and administrative expenses        20,630            17,599
                                                 ------------      ------------
                                                      85,209            57,051
                                                 ------------      ------------

Loss from operations                                 (10,913)           (6,870)

Interest income                                        1,556             1,594
Interest expense                                      (1,389)           (1,134)
Minority interests                                        (2)              (69)
                                                 ------------      ------------
Loss from continuing operations
     before income taxes                             (10,748)           (6,479)
Income taxes                                                            (2,049)
                                                 ------------      ------------
Loss from continuing operations                      (10,748)           (4,430)
Income (loss) from discontinued operations
     (net of applicable income taxes)                 20,000            (4,221)
                                                 ------------      ------------

Net income (loss)                                $     9,252       $    (8,651)
                                                 ============      ============

Income (loss) per share:
  Continuing operations                          $      (.51)      $      (.25)
  Discontinued operations                        $       .95       $      (.24)
                                                 ------------      ------------

  Net income (loss) per share                    $       .44       $      (.49)
                                                 ============      ============

Shares used in per-share calculations             21,190,000        17,518,000
                                                 ============      ============


                  The accompanying notes are an integral
              part of the consolidated financial statements.

                                BBN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
Dollars in thousands
                                                   September 30      June 30
                                                       1996            1996
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents (includes restricted
     cash of $4,774 at September 30, 1996 and
     $4,711 at June 30, 1996)                      $    73,755     $    79,533
   Short-term investments                               49,980          40,742
   Accounts receivable, net                             64,674          60,825
   Other current assets                                 10,654          10,314
   Net assets of discontinued operations                                 8,082
                                                   ------------    ------------
     Total current assets                              199,063         199,496
Property, plant and equipment, net                      54,032          48,069
Other assets                                             7,258           1,772
                                                   ------------    ------------
     Total assets                                  $   260,353     $   249,337
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $    17,480     $    27,702
   Accrued compensation and retirement plan              6,114           8,272
   Accrued restructuring charges                         7,086           7,352
   Other accrued costs                                  32,093          16,649
   Short term lease obligations                          4,127           4,041
   Deferred revenue                                     14,665          15,369
                                                   ------------    ------------
     Total current liabilities                          81,565          79,385
6% convertible subordinated debentures due 2012         73,170          73,170
Capital lease obligation                                 7,627           8,692
Minority interests                                         756             754
Redeemable convertible preferred stock of subsidiary                     8,000
Redeemable common stock                                  8,000

Shareholders' equity:
   Common stock, $1 par value, authorized:
     100,000,000 shares; issued: 24,980,285 shares at
     September 30, 1996 and 24,911,529 shares at
     June 30, 1996                                      24,980          24,912
   Additional paid-in capital                          111,347         113,742
   Foreign currency translation adjustment                                 794
   Accumulated deficit                                 (18,673)        (27,925)
                                                   ------------    ------------
                                                       117,654         111,523
   Less shares in treasury, at cost: 3,997,551 and
     4,527,464 shares at September 30, 1996 and
     June 30, 1996, respectively                        28,419          32,187
                                                   ------------    ------------
     Total shareholders' equity                         89,235          79,336
                                                   ------------    ------------
     Total liabilities and shareholders' equity    $   260,353     $   249,337
                                                   ============    ============
                    The accompanying notes are an integral
                part of the consolidated financial statements.

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
Dollars in thousands                                    Three Months Ended
                                                   ----------------------------
                                                   September 30    September 30
                                                       1996            1995
                                                   ------------    ------------
Cash flows from continuing operating activities:
   Loss from continuing operations                 $   (10,748)    $    (4,430)
                                                   ------------    ------------
   Adjustments to reconcile loss from
     continuing operations to net cash
     used by operating activities:
       Depreciation and amortization                     3,420           2,317
       Amortization of goodwill                                            662
       Change in assets and liabilities:
           Accounts receivable                          (3,849)         (3,651)
           Other assets                                   (826)           (227)
           Accounts payable and other liabilities       (3,002)          1,177
           Restructuring expenditures                     (266)           (376)
           Deferred revenue                               (704)            249
           Income taxes, net                                            (3,452)
           Other                                          (314)           (149)
                                                   ------------    ------------
           Total adjustments                            (5,541)         (3,450)
                                                   ------------    ------------
           Net cash used by continuing operating
              activities                               (16,289)         (7,880)
                                                   ------------    ------------
Cash flows from discontinued operating activities       (1,418)         (4,062)
                                                   ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of BBN Domain                     36,000
   Purchases of short-term investments, net             (9,238)        (37,011)
   Additions to property, plant and equipment           (9,868)         (4,307)
   Additions to property, plant and equipment
     from discontinued operations                                       (1,471)
   Investment in joint venture                          (5,000)
   Payments to minority owner                                           (2,199)

           Net cash provided (used) by             ------------    ------------
             investing activities                       11,894         (44,988)
                                                   ------------    ------------
Cash flows from financing activities:
   Sale of subsidiary preferred stock                                    8,000
   Repayments on capital lease obligations                (979)
   Proceeds from employee options and stock plans        1,014              97
                                                   ------------    ------------
           Net cash provided by financing activities        35           8,097
                                                   ------------    ------------
Net decrease in cash and cash equivalents               (5,778)        (48,833)
Cash and cash equivalents - beginning of period         79,533         107,608
                                                   ------------    ------------
Cash and cash equivalents - end of period          $    73,755     $    58,775
                                                   ============    ============

                    The accompanying notes are an integral
                 part of the consolidated financial statements

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation

     The financial information included herein, with the exception of the consolidated balance sheet at June 30, 1996, has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for these periods, have been reflected and consist only of normal recurring accruals. The results for these periods are not necessarily indicative of the results for the full fiscal year. The net assets, liabilities, results of operations, and cash flows of BBN Domain for the three months ended September 30, 1995 and the month ended July 31, 1996 are classified as discontinued operations in the consolidated financial statements.

     The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the CompanyOs annual report on Form 10-K filed with the Securities Exchange Commission for the year ended June 30, 1996.

B.   Change in Accounting Estimate

     Effective July 1, 1996, the Company revised its estimate of the useful life of certain data communications equipment from three to five years to better reflect the useful service period of the related equipment. The change had the effect of reducing depreciation expense and the loss from continuing operations by approximately $400,000 or $.02 per share.

C.   Segment Information

     The following is a summary of business segment information from continuing operations for the three months ended September 30, 1996 and 1995, respectively.


                                             Three Months Ended
                                                 September 30
                                          -------------------------
     Dollars in Thousands                    1996           1995
                                          ----------     ----------
     Revenue:
       BBN Planet                         $   32,705     $   10,669
       BBN Systems and Technologies           41,963         39,675
       Eliminations                            (372)          (163)
                                          ----------     ----------
                                          $   74,296     $   50,181
                                          ==========     ==========

     Income (loss) from continuing operations:
       BBN Planet                         $ (10,786)     $  (7,947)
       BBN Systems and Technologies               67          1,606
       Unallocated corporate expenses          (194)          (529)
                                          ----------     ----------
                                          $ (10,913)     $  (6,870)
                                          ===========    ==========

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
D.   Other Assets

     On August 14, 1996, the Company and Andersen Consulting LLP entered into a joint venture aimed at exploring and developing opportunities in the Internet market. The Company contributed $5,000,000 in exchange for an approximately 12.5% ownership stake in the venture entity; Andersen Consulting LLP retains the remaining 87.5% interest. The Company entered into an agreement with Andersen Consulting LLP to provide the joint venture with technical and engineering services, the value of which is expected to be approximately $4,000,000 in fiscal 1997.

E.   Discontinued Operations

     On July 31, 1996 the Company completed the divestiture of a majority interest in its BBN Domain Corporation ("Domain") subsidiary. Under the terms of the agreement, Domain has been recapitalized, a significant portion of the Company's interest has been redeemed, and a majority of the stock interest in Domain has been purchased by an investment group. The Company received a cash payment of $36,000,000 and will retain a minority interest in the voting stock of the renamed Domain
     Solutions Corporation. Domain Solutions Corporation has retained substantially all assets and liabilities related to its operations. The net gain recorded on the divestiture was $20,000,000 after considering costs of approximately $8,000,000 including facilities, employee related and other costs incurred in connection with the divestiture. The net assets, liabilities, results of operations and cash flows of Domain are classified as discontinued operations in the consolidated financial statements.

F.   Redeemable Common Stock and Preferred Stock of Subsidiary

     In July 1995, AT&T Venture Company, L.P. ("AT&T Venture") purchased 1,000,000 shares of BBN Planet's Series A Redeemable Convertible Preferred Stock for $8,000,000. On August 6, 1996, AT&T Venture's preferred stock investment was exchanged for 400,000 common shares of BBN Corporation. The shares, which were issued from treasury shares, are restricted and were not registered under the Securities Act of 1933 ("the Act") and may not be transferred or assigned before the sooner of the filing of an effective registration statement under the Act or an exemption from registration is available. The Company could be required, under certain circumstances, to register the shares under the Act; in addition, the holders of the shares are entitled to certain rights to sell the shares in connection with the filing of a registration statement initiated by the Company. During one year following the exchange, AT&T Venture may require the Company to purchase all or any part of the common shares at a price of $20.00 per share.

G.   Common Stock

     As of September 9, 1996, the minority shareholders' common stock investments in BBN Planet were converted into an aggregate of 92,000 common shares of BBN Corporation. The shares, which were issued from treasury shares, are restricted and were not registered under the Act and may not be offered or sold before the sooner of the filing of an effective registration statement under the Act or an exemption from

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     registration is available. The Company could be required, under certain circumstances, to register 80,000 of the shares under the Act; in addition, the holder of such 80,000 shares is entitled to certain rights to sell the shares in connection with the filing of a registration statement initiated by the Company. Refer to the "Redeemable Common Stock and Preferred Stock of Subsidiary" footnote for discussions of the conversion of BBN Planet's preferred shareholder's investment into common shares of BBN Corporation.

H.   Paid-in Capital

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

I.   Commitments and Contingencies

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

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

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

J.   Recent Pronouncement

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

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------
     This discussion includes certain forward-looking statements about the Company's revenue growth, including from its Internet-related activities, the need for additional investment, expected expenses, operating losses, and
possible capital and funding needs.   Any such statements are subject to risks
that could cause the actual results or needs to vary materially. Certain of these risks are discussed in the appropriate sections of this Report. Each of these risk factors, and others, affecting the CompanyOs business are further discussed from time to time in the CompanyOs filings with the Securities and Exchange Commission, including its Report on Form 8-K dated November 14, 1996.

The Company
-----------
     The Company is a leading provider of Internet and internetworking services and solutions to businesses and other organizations, and a provider of contract research, development, and consulting services to governmental and other organizations. The Company operates through two principal business units: BBN Planet and BBN Systems and Technologies. BBN Planet is responsible for BBNOs Internet offerings to business customers, and includes the Company's managed Internet access and value-added services and related network operations, the Company's contract with AT&T Corp. ("AT&T"), and the America Online, Incorporated ("AOL") network management contract and related Internet dial-up access capabilities. BBN Systems and Technologies focuses on providing networking solutions and contract research and development, principally for the federal government, as well as creating next generation technology for advanced Internet applications, and is organized into three principal groups:
Internetwork Technologies, Information Systems and Technologies, and Physical Systems and Technologies. The Company's commercial speech recognition activities are currently included in BBN Systems and Technologies.

     On July 31, 1996, the Company completed its previously announced divestiture of a majority interest in BBN Domain, then a wholly-owned subsidiary of the Company which focused its business on data analysis and process optimization software products for pharmaceutical and manufacturing applications. BBN Domain is accounted for as a discontinued operation at June 30, 1996. Upon consummation of the transaction, the Company received a cash payment of $36 million, and recorded a gain from discontinued operations of $20 million during the three month period ended September 30, 1996. With the divestiture of BBN Domain, a number of products, which in recent years had significant development efforts, including BBN Domain's Cornerstone, Clintrial, and Starfire software, are no longer offered for sale by the Company.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

BBN Planet
----------
                                       Three Months Ended September 30,
                                     ------------------------------------
                                           1996                1995
                                     -----------------   ----------------
                                            (dollars in millions)
                                        $         %         $        %
                                     -------   -------   -------  -------
Revenue                              $  32.7     100%    $  10.7    100%
Costs and expenses:
  Cost of revenue                       31.1      95%       10.1     94%
  Research and development               1.6       5%         .7      7%
  Selling, general and administrative   10.8      33%        7.8     73%
                                     -------   -------   -------  -------
Loss from operations                 $(10.8)    (33%)    $ (7.9)   (74%)
                                     =======   =======   =======  =======

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

     BBN Planet's revenue includes monthly connectivity and value-added services fees, related installation fees, sales of related equipment, and consulting services. Approximately 45% of BBN PlanetOs revenues for the three months ended September 30, 1996 were derived from the development, operations, and maintenance of the dial-up network for AOL. A substantial portion of this revenue represents the pass-through costs to BBN for telecommunications circuits and services.

     In support of its Internet business strategy, the Company has entered into strategic alliances. In FY1995, the Company entered into a five-year agreement with AOL, originally valued at approximately $11 million per year, to develop, operate, and maintain a portion of AOL's nationwide, high-speed, dial-up network. In October 1996, AOL and the Company significantly expanded this relationship by signing a four year replacement agreement under which BBN will continue to develop, operate, and maintain a significant portion of AOLOs network. The new contract, valued at $340 million, provides for cost recovery on a per modem basis within an agreed upon range, plus a fee consistent with cost reimbursement contracts. The contract provides that BBN and AOL will share equally in cost reductions below a minimum specified cost per modem while in certain circumstances cost per modem above a specified maximum will be the responsibility of BBN. As with the original agreement, the replacement agreement includes substantial pass-through costs to BBN, primarily for telecommunications circuits. As part of BBN's agreement with AOL, the Company has access to use certain capacity of the portion of the network operated by

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

BBN Planet (continued)
----------------------
BBN, and BBN has the right to resell a portion of such capacity. BBN uses this network capacity, the availability of which is currently limited primarily to business hours, as the basis for its own bulk dial-up service for business users.

     In FY1995, BBN and AT&T entered into a strategic relationship under which BBN is the exclusive provider for a period of up to three years of dedicated Internet access and managed network security services to AT&T for resale to customers of AT&T's Business Communications Services division in the United States. AT&T has agreed to purchase a minimum of $120 million of services during the first three years of the agreement. During the first year of the agreement ending August 31, 1996, AT&T met its first year minimum commitment of $20 million, accounting for a substantial portion of BBN PlanetOs new high-speed connections orders. It is anticipated that the number of new AT&T-related connections will continue to be a substantial portion of BBN PlanetOs total new connections. AT&T activity is expected to constitute a higher proportion of BBN PlanetOs revenue during the current fiscal year.

     BBN Planet has experienced significant revenue growth and incurred substantial operating losses. The Company expects continued revenue growth in BBN Planet, and it expects to incur substantial operating losses in FY1997 primarily as a result of its continued investment in Internet network infrastructure, sales and marketing, and the development of new value-added services.

     The Company expects that the success of BBN Planet will depend upon a number of factors, including the development and expansion of the market for Internet access services and products, and of the networks which comprise the Internet; the ability of the Company to continue and expand its current relationships with AOL and AT&T and develop additional strategic relationships; the capacity, reliability, cost, and security of its network infrastructure; its ability to finance expansion and upgrade of its network infrastructure; its ability to develop price competitive services that meet changing customer requirements or acquire rights to such products and services from other providers; its ability to compete with larger competitors, including telecommunications companies with greater resources and existing customer relationships and with installed infrastructure and other compatible service offerings; its ability on a timely basis to attract and retain additional highly qualified management, technical, marketing, and sales personnel; its ability to manage its growth; and its ability to improve its overall margins through improved operating efficiencies and an increase in the value-added services portion of its revenues.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)
BBN Systems and Technologies
----------------------------
                                       Three Months Ended September 30,
                                     ------------------------------------
                                           1996                1995
                                     -----------------   ----------------
                                            (dollars in millions)
                                        $         %         $        %
                                     -------   -------   -------  -------
Revenue                              $  42.0     100%    $  39.7    100%
Costs and expenses:
  Cost of revenue                       31.4      75%       27.6     70%
  Research and development               1.6       4%        1.6      4%
  Selling, general and administrative    8.9      21%        8.9     22%
                                     -------   -------   -------  -------
Income from operations               $   0.1       -     $   1.6      4%
                                     =======   =======   =======  =======

     The Company, through its BBN Systems and Technologies business unit, has historically derived the majority of its revenue from contracts and subcontracts with the U.S. government. BBN Systems and Technologies currently derives approximately 80% of its revenues from the U.S. Government and its agencies, particularly the Department of Defense. In recent years, the CompanyOs business with the Department of Defense has been adversely affected by significant changes in defense spending. Overall defense budgets have been declining, and it is expected that this general decline and attendant increased competition within the consolidating defense industry will continue over the next several years. Further, funding limitations could result in reduction, delay, or cancellation of existing or emerging programs. Although U.S. government revenue modestly increased in FY1996 compared to FY1995, and for the quarter ended September 30, 1996 compared to the comparable quarter ended September 30, 1995, there can be no assurance that such increases will continue in the future. The Company anticipates that competition in all defense-related areas will continue to be intense and accordingly, that there will be continued significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business.

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

     In recent years, the CompanyOs traditional commercial systems and products businesses, consisting principally of X.25 network systems and products, have reached maturity in their life cycles. BBN Systems and Technologies has been experiencing substantially lower revenue, and significantly reduced its development and selling efforts, for such X.25 network systems and products.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Consolidated Results of Continuing Operations: Three months ended September 30,
-------------------------------------------------------------------------------
1996 compared to the three months ended September 30, 1995
----------------------------------------------------------

                                       Three Months Ended September 30,
                                     ------------------------------------
                                           1996                1995
                                     -----------------   ----------------
                                            (dollars in millions)
                                        $         %         $        %
                                     -------   -------   -------  -------
Revenue                              $  74.3     100%    $  50.2    100%
Costs and expenses:
  Cost of revenue                       61.4      83%       37.1     74%
  Research and development               3.2       4%        2.4      5%
  Selling, general and administrative   20.6      28%       17.6     35%
                                     -------   -------   -------  -------
Income from operations               $(10.9)    (15%)    $ (6.9)   (14%)
                                     =======   =======   =======  =======

Overview
--------
     For the three months ended September 30, 1996, the Company's continuing operations reported an operating loss of $10.9 million, compared to an operating loss of $6.9 million for the three months ended September 30, 1995. The operating losses reflect continued investment in BBN Planet, including the upgrade and expansion of the CompanyOs network infrastructure, sales and marketing activities, and the development of new value-added Internet services. The Company is accelerating the expansion of its national backbone network and an upgrade of other parts of the network infrastructure for its Internet operations in order to meet increasing demand and to improve reliability. Additionally, the results of operations of BBN Systems and Technologies include operating losses of its commercial speech recognition activities of approximately $1.3 million and $1.1 million for the three month periods ended September 30, 1996 and 1995, respectively. The prior year first quarter results for BBN Systems and Technologies were also favorably impacted by a one time licensing agreement approximating $1.5 million.

     The loss from continuing operations, which includes interest and other income and expense, for the three months ended September 30, 1996 was $10.7 million compared to a loss from continuing operations for the three months ended September 30, 1995 of $4.4 million. The loss from continuing operations for the three months ended September 30, 1995 includes a tax benefit of $2.0 million which represents the CompanyOs first quarter FY1996 benefit of utilizing its FY1996 losses to recover taxes paid in FY1995. There is no tax benefit in the current year since the loss carrybacks were fully utilized in FY1996. The Company expects that it will incur substantial operating losses in fiscal 1997 as it continues to invest in BBN Planet's Internet-related business.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)
Revenue
-------
     Revenue for the three months ended September 30, 1996 increased $24.1 million or 48% to $74.3 million, compared to $50.2 million for the three months ended September 30, 1995. The increase in the first quarter of FY1997 compared to the prior yearOs first quarter relates primarily to BBN Planet, which reported first quarter FY1997 revenue of $32.7 million compared to $10.7 million for the first quarter of FY1996, an increase of over 200%. Approximately one-half of the increased BBN Planet revenue relates to the AOL network management contract. BBN Planet revenue includes substantial pass-through costs to BBN for telecommunications circuits and services. Additionally, BBN Systems and Technologies revenue increased approximately $2.3 million or 6% in the first quarter of FY1997 compared to the first quarter of FY1996.

Cost of Revenue
---------------
     Cost of revenue increased to 83% for the three months ended September 30, 1996 compared to 74% in the comparable three month period ended September 30, 1995. The increase in the cost of revenue percentage is principally related to lower margins on increased Internet services revenue. Internet services revenue was 44% of consolidated revenue in the first quarter of FY1997 compared to 21% in the prior yearOs first quarter. Cost of revenue for Internet services consists of telecommunications circuit and services costs, labor and expenses of operating the network infrastructure and supporting customers, and the depreciation of network equipment. The increased cost of revenue percentage in the Company's Internet related business reflects lower margin revenue associated with the build-out of the dial-up network for AOL, the upgrade and expansion of the Company's network infrastructure, and resulting lower network utilization. Effective July 1, 1996, the Company revised its estimate of the useful life of certain data communications equipment from three to five years to better reflect the useful service period of the related equipment. The change had the effect of reducing depreciation expense and the loss from continuing operations by approximately $400,000. The cost of revenue percentage for the first quarter of FY1996 was favorably impacted by a one-time licensing fee of approximately $1.5 million recognized by BBN Systems and Technologies.

Research and Development Expenses
---------------------------------
     Research and development expenses for the three months ended September 30, 1996 were $3.2 million compared to $2.4 million for the three months ended September 30, 1995. The increase for the FY1997 first quarter period was primarily associated with the development of Internet-related products and services at BBN Planet.

Selling, General, and Administrative Expenses
---------------------------------------------
     Selling, general, and administrative expenses for the three months ended September 30, 1996 increased $3.0 million from the comparable three month period ended September 30, 1995. As a percentage of revenue, selling, general, and administrative expenses decreased to 28% of revenue in the first quarter of FY1997 from 35% of revenue for the first quarter of FY1996. The dollar increase in the FY1997 first quarter period reflects the Company's increasing investment during FY1996 in the sales and marketing infrastructure

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

including expansion of indirect sales channels, advertising costs, and other promotional activities primarily at BBN Planet. As a percentage of revenue, the percentage decrease is indicative of the significantly higher period to period revenue growth of 48% compared to the 17% growth in selling, general, and administrative costs.

Interest Income and Expense
---------------------------
     Interest income for the three months ended September 30, 1996 was approximately the same as compared with the three months ended September 30, 1995, as a result of comparable levels of invested cash balances during the respective three month periods. Interest expense was $1.4 million for the three months ended September 30, 1996 compared to $1.1 million for the three months ended September 30, 1995. The increase relates to interest expense associated with capital leases entered into during the fourth quarter of FY1996.

Income Taxes
------------

     There is no income tax benefit for the three months ended September 30, 1996, compared to a $2.0 million income tax benefit for the three-month period ended September 30, 1995, representing the first quarter benefit reflected in the FY1996 period of utilizing its FY1996 losses to recover taxes paid in FY1995. There is no current year benefit since the loss carryback was fully utilized in FY1996.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1996, the CompanyOs cash, cash equivalents, and short-term investments (which consisted primarily of investment funds, short-term U.S. government securities, and commercial paper) were $123.7 million, compared to $120.3 million at June 30, 1996. The increase is primarily attributable to the net proceeds from the divestiture of BBN Domain of $36 million partially offset by $16.3 million used by operations, $9.9 million used for capital expenditures, both primarily at BBN Planet, and in August 1996, a $5 million investment for a 12.5% ownership stake in a joint venture with Andersen Consulting LLP aimed at exploring and developing opportunities in the Internet market. Changes in cash balances due to fluctuation in foreign exchange rates were insignificant.

     Accrued restructuring costs of $7.1 million relates to the Company's FY1993 downsizing and represents excess facilities costs under long-term leases in excess of sublease income. These costs are anticipated to be liquidated in
varying amounts through 2005.   The Company has sublet or assigned certain of
its excess facilities under agreements with terms expiring between 1998 and 2005.

     In April 1996, the Company entered into a capital lease agreement to finance certain equipment acquisitions. The principal portion of the lease payments for the three months ended September 30, 1996 was approximately $1.0 million.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     The Company's capital requirements which include the costs for the upgrade and expansion of its Internet network infrastructure, for further investments in working capital, other capital equipment, and selling and marketing infrastructure, and for pursuing potential investments, acquisitions, and other expansion opportunities, are expected to be significant. The Company believes that existing cash balances are adequate to meet its requirements through FY1997. The Company expects that it will need to raise additional funds through public or private debt or equity financings in order to execute its strategy. The Company's ability to raise such funds, if required, will be dependent on, among other things, its ability to execute its business plan and the availability of such funds within the capital markets. There can be no assurance that any such funding will be available, or of the terms or timing of any such funding. Currently, the Company does not have any bank lines of credit.

PART II. OTHER INFORMATION

                                BBN CORPORATION

Item 4.     Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders of the Company held on November 6, 1996, the shareholders authorized the following proposals by the vote as noted:
                                          Number of Shares Voted
                                          -----------------------
     Proposal                                For        Withheld
     --------                             ----------   ----------

     Election as Director of
     George H. Conrades                   16,322,486      325,419

     Election as Director of
     Stephen R. Levy                      16,311,127      336,778


                                                       Abstain or
                                             For        Against     Not Voting
                                          ----------   ----------   ----------
     To amend the Company's 1986 Stock
     Incentive Plan relative to increase
     in shares                            13,957,138    2,456,033      234,734

     Ratification of Coopers & Lybrand
     L.L.P. as auditors                   16,503,878       83,438       60,589


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              11.1     Computation of Net Loss Per Share
              27.1     Financial Data Schedule

         (b) Reports on Form 8-K for the quarter ended September 30, 1996 filed by the Registrant were as follows:

                   1. The Registrant filed a Current Report on Form 8-K dated July 31, 1996 with the Securities and Exchange Commission on August 14, 1996 reporting on the disposition of assets of BBN Domain on July 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                              BBN Corporation

                                 By
                                   -----------------------------------------
                                             Paul F. Brauneis
                                    Vice President and Corporate Controller
Date: November 14, 1996

                                BBN CORPORATION
                               LIST OF EXHIBITS


11.1     Computation of Net Loss Per Share (page 18)
27.1     Financial Data Schedule (page 19)