Form 10-K/A
period 1996-06-30
BBN CORP
filed 1996-12-26
CIK 13021

FORM 10-K/A

Amendment No. 1 to Form 10-K, filed December 26, 1996
Securities and Exchange Commission
Washington, D.C. 20549                      Commission File No. 1-6435

-------------------------------------------------------------------------------
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                 to
                               --------------     --------------
-------------------------------------------------------------------------------
BBN Corporation (formerly Bolt Beranek and Newman Inc.)
(Exact name of registrant as specified in its charter)

    Massachusetts                     04-2164398
(State of Incorporation)     (IRS Employer Identification Number)

150 CambridgePark Drive, Cambridge, Massachusetts   02140
(Address of principal executive offices)            (Zip Code)

(6l7) 873-2000
(Registrant's telephone number, including area code)
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class              Name of each exchange on which registered

Common Stock, $1.00 par value    New York Stock Exchange

6% Convertible Subordinated
Debentures                       New York Stock Exchange

Common Stock Purchase Rights     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

     Market value at 9/17/96 of Common Stock held by other than directors and officers of registrant: $387,219,840

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

     Common Stock, $1.00 par value, outstanding 9/17/96:  20,962,734 shares
-------------------------------------------------------------------------------

Documents Incorporated by Reference

Portions of the definitive Proxy Statement dated October 2, 1996 relating to the Annual Meeting held on November 6, 1996 are incorporated by reference into Items 10, 11, 12, and 13 of Form 10-K.

                      AMENDMENT TO APPLICATION OR REPORT

                 Filed Pursuant to Section 12, 13, or 15(d) of
                      The Securities Exchange Act of 1934

                                BBN Corporation
                                  Form 10-K/A
                                Amendment No. 1

The undersigned registrant hereby amends its Annual Report for the year ended June 30, 1996 on Form 10-K, as set forth in the pages attached hereto,

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

                                        BBN Corporation



                              By:       Paul F. Brauneis
                                        Vice President and
                                        Corporate Controller
December 26, 1996

                                 Exhibit Index
                                 -------------
Exhibit
-------

23.1     Consent of Independent Accountants

99.1     Form 11-K with respect to the Bolt Beranek and Newman Inc. Retirement
         Trust