Form 10-Q
period 1996-12-31
BBN CORP
filed 1997-02-14
CIK 13021

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
-----     Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996  or

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

     Number of shares of common stock, $1.00 par value, outstanding as of January 31, 1997: 21,222,359

Exhibit index appears on page 19

                                BBN CORPORATION
                                     INDEX





                                                                     Page No.
                                                                     --------
Part I.   Financial Information

          Consolidated Statements of Operations -
             Three Months Ended December 31, 1996 and 1995.................3

          Consolidated Statements of Operations -
             Six Months Ended December 31, 1996 and 1995...................4

          Consolidated Balance Sheets -
             as of December 31, 1996 and June 30, 1996.....................5

          Consolidated Statements of Cash Flows -
             Six Months Ended December 31, 1996 and 1995...................6

          Notes to Consolidated Financial Statements.......................7

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................11



Part II.  Other Information


          Item 2.  Changes in Securities..................................18

          Item 6.  Exhibits and Reports on Form 8-K.......................18

          Signatures......................................................18




          Note: Page references relate solely to this document in its traditional filing format.

ITEM 1                   PART I.  FINANCIAL INFORMATION

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Amounts in thousands, except shares and per-share data

                                                       Three Months Ended
                                                 ------------------------------
                                                  December 31       December 31
                                                     1996              1995
                                                 ------------      ------------

Revenue                                          $    83,923       $    54,608
                                                 ------------      ------------
Costs and expenses:
  Cost of revenue                                     69,063            40,697
  Research and development                             2,740             2,622
  Selling, general and administrative                 22,639            18,653
                                                 ------------      ------------
                                                      94,442            61,972
                                                 ------------      ------------

Loss from operations                                 (10,519)           (7,364)

Interest income                                        1,753             1,077
Interest expense                                      (1,394)           (1,125)
Minority interest                                        (28)              (15)
                                                 ------------      ------------
Loss from continuing operations
  before income taxes                                (10,188)           (7,427)
Income taxes                                                            (1,882)
                                                 ------------      ------------

Loss from continuing operations                      (10,188)           (5,545)
Loss from discontinued operations
  (net of applicable income taxes)                                      (2,345)
                                                 ------------      ------------

Net loss                                         $   (10,188)      $    (7,890)
                                                 ============      ============

Loss per share:
  Continuing operations                          $      (.48)      $      (.32)
  Discontinued operations                                                 (.13)
                                                 ------------      ------------

  Net loss per share                             $      (.48)      $      (.45)
                                                 ============      ============

Shares used in per-share calculations             21,053,000        17,694,000
                                                 ============      ============


                  The accompanying notes are an integral
              part of the consolidated financial statements.

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Amounts in thousands, except shares and per-share data

                                                        Six Months Ended
                                                 ------------------------------
                                                  December 31       December 31
                                                     1996              1995
                                                 ------------      ------------

Revenue                                          $   158,219       $   104,789
                                                 ------------      ------------
Costs and expenses:
  Cost of revenue                                    130,490            77,784
  Research and development                             5,892             4,987
  Selling, general and administrative                 43,269            36,252
                                                 ------------      ------------
                                                     179,651           119,023
                                                 ------------      ------------

Loss from operations                                 (21,432)          (14,234)

Interest income                                        3,309             2,671
Interest expense                                      (2,783)           (2,259)
Minority interest                                        (30)              (84)
                                                 ------------      ------------
Loss from continuing operations
  before income taxes                                (20,936)          (13,906)
Income taxes                                                            (3,931)
                                                 ------------      ------------

Loss from continuing operations                      (20,936)           (9,975)
Income (loss) from discontinued operations
  (net of applicable income taxes)                    20,000            (6,566)
                                                 ------------      ------------

Net loss                                         $      (936)      $   (16,541)
                                                 ============      ============

Income (loss) per share:
  Continuing operations                          $      (.98)      $      (.57)
  Discontinued operations                                .94              (.37)
                                                 ------------      ------------

  Net loss per share                             $      (.04)      $      (.94)
                                                 ============      ============

Shares used in per-share calculations              21,396,000        17,606,000
                                                 ============      ============


                  The accompanying notes are an integral
              part of the consolidated financial statements.

                                BBN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
Dollars in thousands
                                                    December 31      June 30
                                                       1996            1996
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents (includes restricted
     cash of $4,854 at December 31, 1996 and
     $4,711 at June 30, 1996)                      $    55,001     $    79,533
   Short-term investments                               52,499          40,742
   Accounts receivable, net                             70,638          60,825
   Other current assets                                 13,295          10,314
   Net assets of discontinued operations                                 8,082
                                                   ------------    ------------
     Total current assets                              191,433         199,496
Property, plant and equipment, net                      63,090          48,069
Other assets                                             7,478           1,772
                                                   ------------    ------------
     Total assets                                  $   262,001     $   249,337
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $    26,500     $    27,702
   Accrued compensation and retirement plan              6,749           8,272
   Accrued restructuring charges                         6,693           7,352
   Other accrued costs                                  30,206          16,649
   Short term lease obligations                          4,215           4,041
   Deferred revenue                                     18,292          15,369
                                                   ------------    ------------
     Total current liabilities                          92,655          79,385
6% convertible subordinated debentures due 2012         73,170          73,170
Capital lease obligation                                 6,540           8,692
Minority interest                                          784             754
Redeemable convertible preferred stock of subsidiary                     8,000
Redeemable common stock                                  8,000
Commitments and contingencies
Shareholders' equity:
   Common stock, $1 par value, authorized:
     100,000,000 shares; issued: 25,188,226 shares at
     December 31, 1996 and 24,911,529 shares at
     June 30, 1996                                      25,188          24,912
   Additional paid-in capital (net of $1,772 of        112,944         114,536
     deferred compensation at December 31, 1996)
   Accumulated deficit                                 (28,861)        (27,925)
                                                   ------------    ------------
                                                       109,271         111,523
   Less shares in treasury, at cost: 3,998,751 and
     4,527,464 shares at December 31, 1996 and
     June 30, 1996, respectively                       (28,419)        (32,187)
                                                   ------------    ------------
     Total shareholders' equity                         80,852          79,336
                                                   ------------    ------------
     Total liabilities and shareholders' equity    $   262,001     $   249,337
                                                   ============    ============
                    The accompanying notes are an integral
                part of the consolidated financial statements.
                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
Dollars in thousands                                     Six Months Ended
                                                   ----------------------------
                                                    December 31     December 31
                                                       1996            1995
                                                   ------------    ------------
Cash flows from continuing operating activities:
   Loss from continuing operations                 $   (20,936)    $    (9,975)
                                                   ------------    ------------
   Adjustments to reconcile loss from
     continuing operations to net cash
     used by operating activities:
       Depreciation and amortization                     8,035           4,752
       Amortization of goodwill                                          1,043
       Change in assets and liabilities:
           Accounts receivable                          (9,813)         (2,612)
           Other assets                                 (3,687)           (749)
           Accounts payable and other liabilities        5,216             823
           Restructuring expenditures                     (659)           (750)
           Deferred revenue                              2,923           3,909
           Income taxes, net                                            (4,329)
           Other                                          (477)           (160)
                                                   ------------    ------------
           Total adjustments                             1,538           1,927
                                                   ------------    ------------
           Net cash used by continuing operating
              activities                               (19,398)         (8,048)
                                                   ------------    ------------
Cash flows from discontinued operating activities       (1,868)         (5,426)
                                                   ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of BBN Domain                     36,000
   Purchases of short-term investments, net            (11,757)        (47,281)
   Additions to property, plant and equipment          (23,491)         (9,404)
   Additions to property, plant and equipment
     from discontinued operations                                       (1,807)
   Investment in joint venture                          (5,000)
   Payments to minority owner                                           (2,199)

           Net cash used by investing              ------------    ------------
             activities                                 (4,248)        (60,691)
                                                   ------------    ------------
Cash flows from financing activities:
   Sale of subsidiary preferred stock                                    8,000
   Repayments on capital lease obligations              (1,978)
   Employee stock purchase and option plans              2,960          (1,626)
                                                   ------------    ------------
           Net cash provided by financing activities       982           6,374
                                                   ------------    ------------
Net decrease in cash and cash equivalents              (24,532)        (67,791)
Cash and cash equivalents - beginning of period         79,533         107,608
                                                   ------------    ------------
Cash and cash equivalents - end of period          $    55,001     $    39,817
                                                   ============    ============

                    The accompanying notes are an integral
                 part of the consolidated financial statements

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
A. Basis of Presentation

  The financial information included herein, with the exception of the consolidated balance sheet at June 30, 1996, has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for these periods, have been reflected and consist only of normal recurring accruals. The results for these periods are not necessarily indicative of the results for the full fiscal year. The net assets and liabilities of BBN Domain at June 30, 1996, and the related results of operations and cash flows for the periods presented, are classified as discontinued operations in the consolidated financial statements. Refer to Footnote E, "Discontinued Operations" for further discussion.

  The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1996.

B. Change in Accounting Estimate

  Effective July 1, 1996, the Company revised its estimate of the useful life of certain data communications equipment from three to five years to better reflect the useful service period of the related equipment. The change had the effect of reducing depreciation expense and the loss from continuing operations by approximately $400,000 or $.02 per share, and $950,000 or $.04 per share for the three and six months ended December 31, 1996, respectively.

C. Segment Information

  The following is a summary of business segment information from continuing operations for the three and six months ended December 31, 1996 and 1995, respectively.

                                   Three Months Ended       Six Months Ended
                                       December 31            December 31
                                   --------------------   ------------------
     Dollars in thousands            1996       1995          1996     1995
                                   ---------  ---------    --------  --------
     Revenue:
      BBN Planet                  $  39,179  $ 16,155     $  71,884  $  26,824
      BBN Systems and Technologies   45,615    39,041        87,578     78,716
      Eliminations                     (871)     (588)       (1,243)      (751)
                                    --------  --------      --------  --------
                                   $ 83,923  $ 54,608     $ 158,219  $ 104,789
                                   ========  ========     =========  =========

     Income (loss) from operations:
      BBN Planet                  $ (11,770) $ (6,914)    $ (22,556) $ (14,861)
      BBN Systems and Technologies    1,821       692         1,888      2,298
      Unallocated corporate expenses   (570)   (1,142)         (764)    (1,671)
                                   --------   --------     ---------  ---------
                                  $ (10,519) $ (7,364)    $ (21,432) $ (14,234)
                                 .========== =========     ========= =========

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

E. Discontinued Operations

  On July 31, 1996 the Company completed the divestiture of a majority interest in its former subsidiary BBN Domain Corporation ("Domain"). Under the terms of the agreement, Domain has been recapitalized, a significant portion of the Company's interest has been redeemed, and a majority of the stock interest in Domain has been purchased by an investment group. The Company received a cash payment of $36,000,000 and will retain a minority interest in the voting stock of the renamed Domain Solutions Corporation. Domain Solutions Corporation has retained substantially all assets and liabilities related to its operations. The net gain recorded on the divestiture was $20,000,000 after considering costs of approximately $8,000,000 including facilities, employee related and other costs incurred in connection with the divestiture. The net assets, liabilities, results of operations and cash flows of Domain are classified as discontinued operations in the consolidated financial statements.

F. Redeemable Common Stock and Preferred Stock of Subsidiary

  In July 1995, AT&T Venture Company, L.P. ("AT&T Venture") purchased 1,000,000 shares of BBN Planet's Series A Redeemable Convertible Preferred Stock for $8,000,000. On August 6, 1996, AT&T Venture's preferred stock investment was exchanged for 400,000 common shares of BBN Corporation. The common shares, which were sold from treasury shares in a private offering, are restricted and were not registered under the Securities Act of 1933 ("the Act") and may not be transferred or assigned before the sooner of the filing of an effective registration statement under the Act or an exemption from registration is available. The Company could be required, under certain circumstances, to register the shares under the Act; in addition, the holders of the shares are entitled to certain registration rights in connection with the filing of a registration statement initiated by the Company. During one year following the exchange, AT&T Venture may require the Company to repurchase all or any part of the common shares at a price of $20.00 per share.

G. Common Stock

  As of September 9, 1996, the common stock investments held by four institutional minority shareholders in BBN Planet were converted into an aggregate of 92,000 common shares of BBN Corporation. The shares, which were sold from treasury shares in a private offering, are restricted and were not registered under the Act and may not be offered or sold before the sooner of the filing of an effective registration statement under the Act or an exemption from registration is available. The Company could be required,

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

  under certain circumstances, to register 80,000 of the shares under the Act; in addition, the holder of such 80,000 shares is entitled to certain registration rights in connection with the filing of a registration statement initiated by the Company. Refer to the "Redeemable Common Stock and Preferred Stock of Subsidiary" footnote above for discussions of the conversion of BBN Planet's preferred shareholder's investment into common shares of BBN Corporation.

H. Paid-in Capital

  As provided by the Company's 1986 Stock Incentive Plan, during the six months ended December 31, 1995 the retiring chairman of the board transferred shares of the Company's common stock to the Company in payment of applicable withholding taxes in connection with the exercise of non-qualified stock options. The effect of this transaction was to reduce paid-in capital by approximately $3,436,000.

I. Restricted Stock Grants

  In November 1996, the Company issued 80,300 shares of restricted common stock under its 1986 Stock Incentive Plan to certain key technical and operational employees. The restrictions lapse on 25% of the shares per year over the four years following issuance. The value of the shares on the date of grant has been recorded to deferred compensation, and will be amortized over the four-year restriction period.

J. Commitments and Contingencies

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

  The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"); such audits can result in adjustments to contract billings. Final contract billing rates for the Company have been established and billings audited for years through fiscal year 1991, except for the Company's former BBN Communications activities, for which final contract billing rates have been established only through fiscal year 1984. The audit by DCAA of the Company's former BBN Communications activities for fiscal years 1985 through 1993, which had been delayed, is currently in progress. U.S. government revenue for BBN Communications activities during the nine-year period under audit represented approximately 40% of the Company's total U.S. government revenue during the period. Based upon its interpretations of government contract regulations, DCAA in August 1996 recommended to the responsible governmental administrative contracting

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

  officer that adjustments to BBN Communications contract billings be made which, if asserted and sustained upon appeal, would have a material adverse effect on the Company's financial condition and results of operations. The amount of any adjustments which may ultimately be asserted by the administrative contracting officer on the basis of the DCAA recommendations is not currently determinable. The Company and its counsel believe that DCAA's recommendations, in substantial part, are based upon incorrect interpretations of government contract regulations and are inconsistent with decided cases. The Company expects that any adjustments which may ultimately be asserted and sustained on appeal as a result of audits of the Company's fiscal years 1985 through 1995 (including the 1985 through 1993 period for BBN Communications) will not have a material adverse effect on the Company's financial condition and results of operations.

  The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the results of these other legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.

K. Recent Pronouncement

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

ITEM 2.
                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Forward-Looking Statements
  --------------------------

    This discussion includes certain forward-looking statements about the Company's revenue growth, including from its Internet-related activities, the need for additional investment including capital expenditures, expected expenses, operating losses, and possible capital and funding needs. Any such statements are subject to risks that could cause the actual results or needs to vary materially. Certain of these risks are discussed in the appropriate sections of this Report. Each of these risk factors, and others, affecting the Company's business are further discussed from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 8-K dated November 14, 1996.

  The Company
  -----------

    The Company is a leading provider of Internet and internetworking services and solutions to businesses and other organizations, and a provider of contract research, development, and consulting services to governmental and other organizations. The Company operates through two principal business units: BBN Planet and BBN Systems and Technologies. BBN Planet is responsible for BBN's Internet offerings to business and other organizational customers, and includes the Company's managed Internet access and value-added services and related network operations, the Company's contract with AT&T Corp. ("AT&T"), and the Company's network management contract with America Online, Incorporated ("AOL") and related Internet dial-up access capabilities. BBN Systems and Technologies focuses on providing networking solutions and contract research and development, principally for the federal government, as well as creating next generation technology for advanced Internet applications, and is organized into three principal groups: Internetwork Technologies, Information Systems and Technologies, and Physical Systems and Technologies. The Company's commercial speech recognition activities are included in BBN Systems and Technologies. During the quarter ended December 31, 1996, the Company and Amerscan Corporation formed a new company, Parlance Corporation, to market a business call routing service based on BBN's advanced speech recognition technology. BBN has retained a minority position in the venture.

    On July 31, 1996, the Company completed the divestiture of a majority interest in BBN Domain, then a wholly-owned subsidiary of the Company engaged in selling data analysis and process optimization software products for pharmaceutical and manufacturing applications. BBN Domain is now accounted for as a discontinued operation. Upon consummation of the transaction, the Company received a cash payment of $36 million, and recorded a gain from discontinued operations of $20 million during the first quarter ended September 30, 1996. With the divestiture of BBN Domain, a number of products, which in recent years had significant development efforts, including BBN Domain's Cornerstone, Clintrial, and Starfire software, are no longer offered for sale by the Company.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

  BBN Planet
  ----------

                                       Three Months Ended   Six Months Ended
                                           December 31,        December 31,
                                       ------------------   ----------------
                                         1996       1995      1996     1995
                                        -------   -------   -------  -------
                                               (dollars in millions)
   Revenue                              $  39.2  $  16.2   $  71.9   $  26.8
   Costs and expenses:
     Cost of revenue                       37.3     14.6      68.3      24.7
     Research and development               1.7       .6       3.3       1.3
     Selling, general and administrative   12.0      7.9      22.9      15.7
                                        -------   -------   -------  -------
   Loss from operations                 $ (11.8)  $ (6.9)  $ (22.6)  $ (14.9)
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

    BBN Planet's revenue includes monthly connectivity and value-added services fees, related installation fees, sales of related equipment, and consulting and network management service fees. Approximately 45% of BBN Planet's revenues for the three and six month periods ended December 31, 1996 were derived from the development, operations, and maintenance of a portion of AOL's dial-up network. A substantial portion of this AOL-related revenue represents the pass-through costs to BBN for telecommunications circuits and services.

    In support of its Internet business strategy, the Company has entered into strategic alliances. In FY1995, the Company entered into a five-year agreement with AOL, originally valued at approximately $11 million per year, to develop, operate, and maintain a portion of AOL's nationwide, high-speed, dial-up network. In October 1996, AOL and the Company significantly expanded this relationship by signing a four year replacement agreement, valued at $340 million, under which BBN will continue to develop, operate, and maintain a portion of AOL's network. The Company has subsequently received substantial additional work, expanding the value of the contract to in excess of $500 million. The current contract provides for cost recovery on a per modem basis within an agreed upon range, plus a fee consistent with cost reimbursement contracts. The contract provides that BBN and AOL will share equally in cost reductions below a minimum specified cost per modem, while in certain circumstances cost per modem above a specified maximum will be the responsibility of BBN. As with the original agreement, the

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

  replacement agreement includes substantial pass-through costs to BBN, primarily for telecommunications circuits. As part of BBN's agreement with AOL, the Company has access to use certain capacity of the portion of the AOL network operated by BBN, and BBN has the right to resell a portion of such capacity as the basis for its own bulk dial-up service for business users. The availability of this network capacity is currently limited primarily to business hours under the agreement, and may be further limited by general availability limitations on the AOL network.

    In FY1995, BBN and AT&T entered into a strategic relationship under which BBN provides dedicated Internet access and managed network security services to AT&T for resale to customers of AT&T's Business Communications Services division in the United States. BBN is the exclusive provider under this agreement for the first 2 years of the agreement. Beginning September 1, 1997, BBN will not be the exclusive provider to AT&T; after such date, AT&T may obtain such services from other providers or may provision such services itself and BBN will be permitted to market and provide such services to other large telecommunications carriers. AT&T has agreed to purchase a minimum of $120 million of services during the first three years of the agreement, subject to certain adjustments. During the first year of the agreement ended August 31, 1996, AT&T met its first year minimum commitment of $20 million, accounting for a substantial portion of BBN Planet's new high-speed connections orders. The number of new AT&T-related connections continues to be a substantial portion of BBN Planet's total new connections, and AT&T activity is expected to constitute a higher proportion of BBN Planet's revenue during the current fiscal year.

    BBN Planet has experienced significant revenue growth and incurred substantial operating losses. The Company expects continued revenue growth in BBN Planet, and it expects to incur substantial operating losses in FY1997 as a result of its continued investment in Internet network infrastructure, increased sales and marketing, and the development of new value-added services. Additionally, network usage per connection has been growing and is projected to increase rapidly, requiring an additional level of investment in the second half of FY1997 for network capacity, redundancy and systems infrastructure, including expansion of BBN Planet's customer care services, which is expected to negatively affect margins. The Company believes that the revenue growth in BBN Planet's value added services will not be sufficient to offset the increased infrastructure investment, resulting in increased losses in the third quarter of FY1997.

    The Company expects that the success of BBN Planet will depend upon a number of factors, including the development and expansion of the market for Internet access services and products, and of the networks which comprise the Internet; the ability of the Company to continue and expand its current relationships with AOL and AT&T and develop additional strategic relationships; the capacity, reliability, cost, and security of its network infrastructure; its ability to finance expansion and upgrade of its network infrastructure; its ability to develop price competitive services that meet rapidly changing customer requirements or acquire rights to such products and services from other providers; its ability to compete with larger competitors, including telecommunications companies with greater resources and existing customer relationships and with installed infrastructure and other compatible service offerings; its ability on a timely basis to attract

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

  and retain additional highly qualified management, technical, marketing, and sales personnel; its ability to manage its growth; and its ability to improve its overall margins through improved operating efficiencies and an increase in the value-added services portion of its revenues. Changes in the regulatory environment relating to the Internet, the Internet access industry, or the telecommunications industry in general, including regulatory changes which directly or indirectly affect telecommunications costs (including local access charges), the Company's status or regulation under the telecommunications laws, or the scope of competition from regional telephone companies or others, could have an adverse effect on the Company's business.


  BBN Systems and Technologies
  ----------------------------

                                       Three Months Ended   Six Months Ended
                                           December 31,        December 31,
                                       ------------------   ----------------
                                         1996       1995      1996     1995
                                        -------   -------   -------  -------
                                               (dollars in millions)
   Revenue                              $  45.6  $  39.0   $  87.6   $  78.7
   Costs and expenses:
     Cost of revenue                       33.6     26.8      64.9      54.4
     Research and development               1.0      1.9       2.6       3.5
     Selling, general and administrative    9.2      9.6      18.2      18.5
                                        -------  -------   -------   -------
   Income from operations               $   1.8  $    .7   $   1.9   $   2.3
                                        ======== =======   =======   =======

    The Company, through its BBN Systems and Technologies business unit, has historically derived the majority of its revenue from contracts and subcontracts with the U.S. government. BBN Systems and Technologies currently derives approximately 80% of its revenues from the U.S. Government and its agencies, particularly the Department of Defense. In recent years, the Company's business with the Department of Defense has been adversely affected by significant changes in defense spending. Overall defense budgets have been declining, and it is expected that this general decline and attendant increased competition within the consolidating defense industry will continue over the next several years. Further, funding limitations could result in reduction, delay, or cancellation of existing or emerging programs. Although BBN's U.S. government revenue modestly increased in FY1996 compared to FY1995, and for the three and six month periods ended December 31, 1996 compared to the comparable three and six month periods ended December 31, 1995, there can be no assurance that such increases will continue in the future (see also the information on the Defense Data Network below). The Company also anticipates that competition in all defense-related areas will continue to be intense and accordingly, that there will be continued significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

    For the past several years, BBN has provided network systems and services to the Department of Defense, including to the Defense Data Network ("DDN"). The Company's multi-year contract to support the DDN expired in April 1996. The Company was awarded a one-year extension of the contract to support the DDN, which continued the Company's existing activities for DDN into FY1997. This contract was terminable at the convenience of the U.S. government, and as expected the U.S. government exercised its termination right, effective March 1997, following the commencement of operations under a follow-on contract which was awarded to another contractor, thereby discontinuing BBN's activities related to this contract. Revenues recorded on this contract for FY1996 and the six months ended December 31, 1996 were $16.2 million and $4.4 million, respectively.

    In recent years, the Company's traditional commercial systems and products businesses, consisting principally of X.25 network systems and products, have reached maturity in their life cycles. BBN Systems and Technologies has been experiencing substantially lower revenue, and has significantly reduced its development and selling efforts, for such X.25 network systems and products.


  Consolidated Results of Continuing Operations: Three and six month periods
  --------------------------------------------------------------------------
  ended December 31, 1996 compared to the three and six month periods ended
  -------------------------------------------------------------------------
  December 31, 1995
  -----------------


                                       Three Months Ended   Six Months Ended
                                           December 31,        December 31,
                                       ------------------   ----------------
                                         1996       1995      1996     1995
                                        --------  -------   -------  -------
                                               (dollars in millions)
   Revenue                              $  83.9  $  54.6   $ 158.2   $ 104.8
   Costs and expenses:
     Cost of revenue                       69.1     40.7     130.5      77.8
     Research and development               2.7      2.6       5.9       5.0
     Selling, general and administrative   22.6     18.7      43.2      36.2
                                        --------  -------  --------  --------
   Loss from operations                 $ (10.5)  $ (7.4)  $ (21.4)  $ (14.2)
                                        ========  =======  ========  ========

  Overview
  --------

    For the three and six month periods ended December 31, 1996, the Company's continuing operations reported operating losses of $10.5 million and $21.4 million, compared to operating losses of $7.4 million and $14.2 million for the three and six month periods ended December 31, 1995, respectively. The operating losses reflect continued investment in BBN Planet, including the upgrade and expansion of the Company's network infrastructure, increased sales and marketing activities, and the development of new value-added

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

  Internet services. During the year, the Company has expanded its national backbone network and is upgrading other parts of its network infrastructure for its Internet operations in order to meet increasing demand and to improve reliability. Additionally, the results of operations of BBN Systems and Technologies include operating losses of its commercial speech recognition activities of approximately $1.9 million for the three months ended December 31, 1995, and $1.3 million and $3.0 million for the six month periods ended December 31, 1996 and December 31, 1995, respectively.

    The loss from continuing operations, which includes interest and other income and expense, for the three and six month periods ended December 31, 1996 was $10.2 million and $20.9 million compared to a loss from continuing operations for the three and six month periods ended December 31, 1995 of $5.5 million and $10.0 million, respectively. The loss from continuing operations for the three and six months ended December 31, 1995 includes a tax benefit of $1.9 million and $3.9 million, respectively, which represents the Company's first quarter and year-to-date FY1996 benefit of utilizing its FY1996 losses to recover taxes paid in FY1995. There is no tax benefit in the current year periods since the loss carrybacks were fully utilized in FY1996. The Company expects that it will incur substantial operating losses in fiscal 1997 as it continues to invest in BBN Planet's Internet-related business.


  Revenue
  -------

    Revenue for the three months ended December 31, 1996 increased $29.3 million or 54% to $83.9 million, compared to $54.6 million for the comparable three month period ended December 31, 1995. The increase relates primarily to BBN Planet, which reported revenues for the three months ended December 31, 1996 of $39.2 million, a 142% increase compared to revenue of $16.2 million in the comparable period of the prior year. Approximately 55% of the increased BBN Planet revenue relates to the AOL network management contract. Additionally, BBN Systems and Technologies revenue increased 17% to $45.6 million for the three months ended December 31, 1996, compared to $39.0 million for the three months ended December 31, 1995, and includes a one time licensing fee of approximately $1.5 million.

    Revenue for the six months ended December 31, 1996 increased $53.4 million to $158.2 million compared to $104.8 million for the comparable six months ended December 31, 1995. The increase for the six month period is also primarily related to BBN Planet, whose revenue for the six month period ended December 31, 1996 increased by 168% to $71.9 million from $26.8 million in the comparable six month period of the prior year. Approximately 56% of the BBN Planet increase relates to the AOL network management contract. BBN Systems and Technologies revenue for the six months ended December 31, 1996 increased 11% to $87.6 million compared to $78.7 million for the six month period ended December 31, 1995.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)
  Cost of Revenue
  ---------------

    Cost of revenue as a percentage of revenue for the three and six months ended December 31, 1996 was approximately 82% compared to 75% and 74%, respectively, for the comparable prior year periods. The increase in the cost of revenue percentage is principally related to lower margins on increased BBN Planet Internet services revenue. BBN Planet revenue was 47% and 45% of consolidated BBN revenue for the three and six months ended December 31, 1996, respectively, compared to 30% and 26% of consolidated BBN revenue for the comparable prior year three and six month periods. Cost of revenue for BBN Planet consists of telecommunications circuit and services costs, labor and expenses of operating the network infrastructure and supporting customers, and the depreciation of network equipment. The increased cost of revenue percentage reflects the costs associated with higher network utilization, the investment in the expansion and upgrading of the network infrastructure and the impact of the investment in the introduction of new Internet Services. Effective July 1, 1996, the Company revised its estimate of the useful life of certain data communications equipment from three to five years to better reflect the useful service period of the related equipment. The change had the effect of reducing depreciation expense and the loss from continuing operations by approximately $ .4 million and $ .9 million for the three and six month periods ended December 31, 1996. Additionally, the cost of revenue percentage increased in BBN Systems and Technologies resulting from a shift in mix to lower margin contracts containing a higher component of subcontract costs.

  Research and Development Expenses
  ---------------------------------

    Research and development expenses for the three months ended December 31, 1996 were $2.7 million compared to $2.6 million for the three months ended December 31, 1995. For the six month period ended December 31, 1996, research and development expenses increased to $5.9 million from $5.0 million in the comparable six month period. The change for both the three and six month periods reflects increased development of Internet-related services at BBN Planet of $1.1 million and $2.0 million, respectively, offset by lower development costs for BBN Systems and Technologies' commercial legacy and speech recognition products.

  Selling, General, and Administrative Expenses
  ---------------------------------------------

    Selling, general, and administrative expenses for the three and six month periods ended December 31, 1996 increased $4.0 million and $7.0 million, respectively, from the comparable FY1996 periods. As a percentage of revenue, selling, general, and administrative expenses decreased to approximately 27% of revenue for the three and six month periods ended December 31, 1996 compared to approximately 34% in the comparable FY1996 periods. The dollar increase in both the three and six month periods of FY1997 reflects the Company's increasing investment during FY1996, and the first half of FY1997, in sales and marketing infrastructure including expansion of indirect sales channels, advertising costs, and other promotional activities, primarily at BBN Planet.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

  Interest Income and Expense
  ---------------------------

    Interest income for the three and six month periods ended December 31, 1996 was $1.8 million and $3.3 million, respectively, compared to $1.1 million and $2.7 million for the comparable three and six month periods of FY1996. The increases reflect a higher level of invested cash balances during the FY1997 periods. Interest expense for the three and six months ended December 31, 1996 increased $ .3 million and $ .5 million, respectively, from the comparable FY1996 periods. The increases relate to interest expense associated with capital leases entered into during the fourth quarter of FY1996.

  Income Taxes
  ------------

    There is no income tax benefit for the three and six month periods ended December 31, 1996, compared to tax benefits of $1.9 million and $3.9 million, respectively, for the comparable FY1996 periods and which represent the three and six month benefits reflected in the FY1996 periods of utilizing FY1996 losses to recover taxes paid in FY1995. There is no current year benefit since the loss carryback was fully utilized in FY1996.

  Liquidity and Capital Resources
  -------------------------------

    At December 31, 1996, the Company's cash, cash equivalents, and short-term investments (which consisted primarily of investment funds, short-term U.S. government securities, and commercial paper) were $107.5 million, compared to $120.3 million at June 30, 1996, a decrease of $12.8 million. The decrease includes $19.4 million used by operations, $23.5 million used for capital expenditures, in each case primarily at BBN Planet, and in August 1996, a $5.0 million investment for a 12.5% ownership stake in a joint venture with Andersen Consulting LLP aimed at exploring and developing opportunities in the Internet market. These uses were partially offset by the proceeds from the divestiture of BBN Domain of $36.0 million. Changes in cash balances due to fluctuation in foreign exchange rates were insignificant.

    Accrued restructuring costs of $6.7 million relates to the Company's FY1993 downsizing and represents excess facilities costs under long-term leases in excess of sublease income. These costs are anticipated to be liquidated in varying amounts through 2005. The Company has sublet or assigned certain of its excess facilities under agreements with terms expiring between 1998 and 2005.

    In April 1996, the Company entered into a capital lease agreement to finance certain equipment acquisitions. The principal portion of the lease payments for the three and six month periods ended December 31, 1996 was approximately $1.0 million and $2.0 million, respectively.

       The Company's capital requirements include investments for network capacity, redundancy, and system infrastructure, including the expansion of customer care services; for further investments in working capital, other

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

  capital equipment, and customer acquisition costs including selling and marketing infrastructure; and for pursuing potential investments, acquisitions, and other expansion opportunities, and are expected to be significant. The Company believes that existing cash balances are adequate to meet its requirements through FY1997. The Company expects that within the next twelve months it will need to raise additional funds through public or private debt or equity financing in order to execute its strategy. The Company's ability to raise such funds, if required, will be dependent on, among other things, its ability to execute its business plan, the then-current state of the Internet market, and the availability of such funds within the capital markets. There can be no assurance that any such funding will be available, or of the terms or timing of any such funding. If such funding is not available or is available on terms not acceptable to the Company, the Company may have to change its business strategy or seek alternative sources of capital. Currently, the Company does not have any bank lines of credit.

                          PART II. OTHER INFORMATION


Item 2.   Changes in Securities

          See the information in Footnotes F and G of the notes to the consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits:

          11.1  Computation of Net Loss Per Share
          27.1  Financial Data Schedule

      (b) The Company filed a Current Report on Form 8-K dated November 14, 1996 with the Commission on November 14, 1996 reporting on cautionary statements for the purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BBN Corporation

                              By
                                -------------------------------
                                         Paul F. Brauneis
                             Vice President and Corporate Controller

Date: February 14, 1997

                                BBN CORPORATION
                               LIST OF EXHIBITS


11.1 Computation of Net Loss Per Share (page 20)
27.1 Financial Data Schedule (page 21)