Form 10-Q
period 1997-03-31
BBN CORP
filed 1997-05-15
CIK 13021

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
-----     Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997  or

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

     Number of shares of common stock, $1.00 par value, outstanding as of May 5, 1997: 21,230,097

Exhibit index appears on page 20

                               BBN CORPORATION
                                    INDEX





                                                                     Page No.
                                                                     --------
Part I.   Financial Information

          Consolidated Statements of Operations -
             Three Months Ended March 31, 1997 and 1996....................3

          Consolidated Statements of Operations -
             Nine Months Ended March 31, 1997 and 1996.....................4

          Consolidated Balance Sheets -
             as of March 31, 1997 and June 30, 1996........................5

          Consolidated Statements of Cash Flows -
             Nine Months Ended March 31, 1997 and 1996.....................6

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

          Signatures......................................................19




          Note: Page references relate solely to this document in its traditional filing format.

ITEM 1.                  PART I.  FINANCIAL INFORMATION

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Amounts in thousands, except shares and per-share data

                                                       Three Months Ended
                                                 ------------------------------
                                                   March 31          March 31
                                                     1997              1996
                                                 ------------      ------------

Revenue                                          $    95,926       $    60,818
                                                 ------------      ------------
Costs and expenses:
  Cost of revenue                                     83,535            48,281
  Research and development                             3,364             3,839
  Selling, general and administrative                 21,169            17,770
  Goodwill write-off and other charges                                  20,718
                                                 ------------      ------------
                                                     108,068            90,608
                                                 ------------      ------------

Loss from operations                                 (12,142)          (29,790)

Interest income                                        1,312             1,167
Interest expense                                      (1,380)           (1,077)
                                                 ------------      ------------
Loss from continuing operations
  before income taxes                                (12,210)          (29,700)
Income taxes                                                            (1,022)
                                                 ------------      ------------

Loss from continuing operations                      (12,210)          (28,678)
Loss from discontinued operations
  (net of applicable income taxes)                                        (463)
                                                 ------------      ------------

Net loss                                         $   (12,210)      $   (29,141)
                                                 ============      ============

Loss per share:
  Continuing operations                          $      (.58)      $     (1.61)
  Discontinued operations                                                 (.03)
                                                 ------------      ------------

  Net loss per share                             $      (.58)      $     (1.64)
                                                 ============      ============

Shares used in per-share calculations             21,220,000        17,802,000
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

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Amounts in thousands, except shares and per-share data

                                                        Nine Months Ended
                                                 ------------------------------
                                                   March 31          March 31
                                                     1997              1996
                                                 ------------      ------------

Revenue                                          $   254,145       $   165,607
                                                 ------------      ------------
Costs and expenses:
  Cost of revenue                                    214,025           126,065
  Research and development                             9,256             8,826
  Selling, general and administrative                 64,438            54,022
  Goodwill write-off and other charges                                  20,718
                                                 ------------      ------------
                                                     287,719           209,631
                                                 ------------      ------------

Loss from operations                                 (33,574)          (44,024)

Interest income                                        4,591             3,754
Interest expense                                      (4,163)           (3,336)

                                                 ------------      ------------
Loss from continuing operations
  before income taxes                                (33,146)          (43,606)
Income taxes                                                            (4,953)
                                                 ------------      ------------

Loss from continuing operations                      (33,146)          (38,653)
Income (loss) from discontinued operations
  (net of applicable income taxes)                    20,000            (7,029)
                                                 ------------      ------------

Net loss                                         $   (13,146)      $   (45,682)
                                                 ============      ============

Income (loss) per share:
  Continuing operations                          $     (1.54)      $     (2.19)
  Discontinued operations                                .93              (.40)
                                                 ------------      ------------

  Net loss per share                             $      (.61)      $     (2.59)
                                                 ============      ============

Shares used in per-share calculations             21,566,000        17,670,000
                                                 ============      ============


                    The accompanying notes are an integral
                 part of the consolidated financial statements.

                                BBN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
Dollars in thousands
                                                     March 31        June 30
                                                       1997            1996
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents (includes restricted
     cash of $4,711 at June 30, 1996)              $    50,054     $    79,533
   Short-term investments                               54,388          40,742
   Accounts receivable, net                             81,499          60,825
   Other current assets                                  5,762          10,314
   Net assets of discontinued operations                                 8,082
                                                   ------------    ------------
     Total current assets                              191,703         199,496
Property, plant and equipment, net                      73,327          48,069
Other assets                                             7,077           1,772
                                                   ------------    ------------
     Total assets                                  $   272,107     $   249,337
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $    26,011     $    27,702
   Accrued compensation and retirement plan              6,457           8,272
   Accrued restructuring charges                         6,289           7,352
   Other accrued costs                                  30,046          16,649
   Short term lease obligations                          9,029           4,041
   Deferred revenue                                     28,772          15,369
                                                   ------------    ------------
     Total current liabilities                         106,604          79,385
6% convertible subordinated debentures due 2012         73,170          73,170
Capital lease obligation                                15,294           8,692
Minority interests                                          23             754
Redeemable convertible preferred stock of subsidiary                     8,000
Redeemable common stock                                  8,000
Commitments and contingencies

Shareholders' equity:
   Common stock, $1 par value, authorized:
     100,000,000 shares; issued: 25,226,548 shares at
     March 31, 1997 and 24,911,529 shares at
     June 30, 1996                                      25,227          24,912
   Additional paid-in capital (net of $1,639 of        113,279         114,536
     deferred compensation at March 31, 1997)
   Accumulated deficit                                 (41,071)        (27,925)
                                                   ------------    ------------
                                                        97,435         111,523
   Less shares in treasury, at cost: 3,997,551 and
     4,527,464 shares at March 31, 1997 and
     June 30, 1996, respectively                       (28,419)        (32,187)
                                                   ------------    ------------
     Total shareholders' equity                         69,016          79,336
                                                   ------------    ------------
     Total liabilities and shareholders' equity    $   272,107     $   249,337
                                                   ============    ============
                    The accompanying notes are an integral
                 part of the consolidated financial statements.

                                BBN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
Dollars in thousands                                    Nine Months Ended
                                                   ----------------------------
                                                     March 31        March 31
                                                       1997            1996
                                                   ------------    ------------
Cash flows from continuing operating activities:
   Loss from continuing operations                 $   (33,146)    $   (38,653)
                                                   ------------    ------------
   Adjustments to reconcile loss from continuing operations
     to net cash used by operating activities:
       Depreciation and amortization                    13,288           7,650
       Amortization of goodwill                                          1,043
       Goodwill write-off and other charges                             20,718
       Change in assets and liabilities:
         Accounts receivable                           (20,674)        (13,595)
         Other assets                                   (1,953)         (2,310)
         Accounts payable and other liabilities          5,685           7,740
         Restructuring expenditures                     (1,063)         (1,490)
         Deferred revenue                               13,403           6,730
         Income taxes, net                               6,200          (5,300)
         Other                                                          (1,162)
                                                   ------------    ------------
         Total adjustments                              14,886          20,024
                                                   ------------    ------------
         Net cash used by continuing operating
           activities                                  (18,260)        (18,629)
                                                   ------------    ------------
Cash flows from discontinued operating activities       (2,272)         (2,594)
                                                   ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of BBN Domain                     36,000
   Purchases of short-term investments, net            (13,646)        (36,442)
   Additions to property, plant and equipment          (40,546)        (17,289)
   Additions to property, plant and equipment
     from discontinued operations                                       (2,128)
   Investment in joint venture                          (5,000)
   Payments to minority owner                             (762)         (2,827)
                                                   ------------    ------------
         Net cash used by investing activities         (23,954)        (58,686)
                                                   ------------    ------------
Cash flows from financing activities:
   Sale of redeemable convertible preferred                              8,000
     stock of subsidiary
   Equipment sale and leaseback                         14,589
   Repayments on capital lease obligations              (2,999)
   Employee stock purchase and option plans              3,417          (1,180)
                                                   ------------    ------------
           Net cash provided by financing activities    15,007           6,820
                                                   ------------    ------------
Net decrease in cash and cash equivalents              (29,479)        (73,089)
Cash and cash equivalents-beginning of period           79,533         107,608
                                                   ------------    ------------
Cash and cash equivalents-end of period            $    50,054     $    34,519
                                                   ============    ============
                    The accompanying notes are an integral
                 part of the consolidated financial statements.

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Agreement and Plan of Merger with GTE Corporation

     Effective on May 5, 1997, the Board of Directors of the Company approved an Agreement and Plan of Merger between the Company and GTE Corporation ("GTE") under which GTE would acquire, for cash, all of the outstanding shares of BBN common stock at a price of $29 per share. Based on the number of shares of BBN stock currently outstanding, the equity portion of the transaction is valued at approximately $616 million. GTE has commenced a cash tender offer to acquire all of the outstanding shares of BBN. As soon as practicable following the conclusion of the tender offer, GTE would initiate a merger through which any remaining shares of BBN not otherwise purchased by GTE in the tender offer would be converted in the merger into the right to receive cash at the tender offer price. If the proposed transaction with GTE is not consummated, it is anticipated that the Company's current management, under the general direction of the Company's Board, will continue to manage the Company on an ongoing basis.

B.   Basis of Presentation

     The following financial information gives no effect to the transaction disclosed above in Footnote A, "Agreement and Plan of Merger with GTE Corporation". The financial information included herein, with the exception of the consolidated balance sheet at June 30, 1996, has not been audited. However, in the opinion of management, all material adjustments necessary for a fair presentation of the results for these periods, have been reflected. The results for these periods are not necessarily indicative of the results for the full fiscal year. The net assets and liabilities of BBN Domain at June 30, 1996, and the related results of operations and cash flows for the periods presented, are classified as discontinued operations in the consolidated financial statements. Refer to Footnote G, "Discontinued Operations" for further discussion.

     The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1996.

C.   Change in Accounting Estimate

     Effective July 1, 1996, the Company revised its estimate of the useful life of certain data communications equipment from three to five years to better reflect the useful service period of the related equipment. The change had the effect of reducing depreciation expense and the loss from continuing operations by approximately $1,000,000 or $.05 per share, and $2,000,000 or $.09 per share for the three and nine months ended March 31, 1997, respectively.

D.   Goodwill Write-Off and Other Charges

     In the third quarter of FY1996, the Company recorded a charge of approximately $20,718,000 to write off goodwill previously recorded in connection with the acquisitions of BARRNet and SURAnet in August 1994 and March 1995, respectively, and certain other costs and employee related expenses in connection with a reorganization. The goodwill write-off was precipitated by a business evaluation, which included a review of the Company's then-current Internet-related business in comparison to

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     expectations established at the time of the acquisitions. The amount of the charge was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") which was issued by the Financial Accounting Standards Board in March 1995.

E.   Segment Information

     The following is a summary of business segment information from continuing operations for the three and nine months ended March 31, 1997 and 1996, respectively.

                                    Three Months Ended     Nine Months Ended
                                         March 31                March 31
                                   --------------------    --------------------
     Dollars in thousands            1997       1996         1997       1996
                                   ---------  ---------    ---------  ---------
     Revenue:
      BBN Planet                   $ 48,231   $ 20,557     $120,115   $ 47,381
      BBN Systems and Technologies   49,204     40,976      136,782    119,692
      Eliminations                   (1,509)      (715)      (2,752)    (1,466)
                                   ---------  ---------    ---------  ---------
                                   $ 95,926   $ 60,818     $254,145   $165,607
                                   =========  =========    =========  =========

     Income (loss) from operations:
      BBN Planet                   $(13,388)  $ (8,597)    $(35,944)  $(23,458)
      BBN Systems and Technologies    1,609         80        3,497      2,378
      Goodwill write-off and other
        charges                                (20,718)                (20,718)
      Unallocated corporate expenses   (363)      (555)      (1,127)    (2,226)
                                   ---------  ---------    ---------  ---------
                                   $(12,142)  $(29,790)    $(33,574)  $(44,024)
                                   =========  =========    =========  =========

F.   Other Assets

     On August 14, 1996, the Company and Andersen Consulting LLP entered into a joint venture aimed at exploring and developing opportunities in the Internet market. The Company contributed $5,000,000 in exchange for an approximately 12.5% ownership stake in the venture entity; Andersen Consulting LLP retains the remaining 87.5% interest. The Company entered into an agreement with Andersen Consulting LLP to provide the joint venture with technical and engineering services. The value of such services for the nine months ended March 31, 1997 was approximately $2,500,000.

G.   Discontinued Operations

     On July 31, 1996 the Company completed the divestiture of a majority interest in its former subsidiary BBN Domain Corporation ("Domain"). Under the terms of the agreement, Domain has been recapitalized, a significant portion of the Company's interest has been redeemed, and a

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     majority of the stock interest in Domain has been purchased by an investment group. The Company received a cash payment of $36,000,000 and will retain a minority interest in the voting stock of the renamed Domain Solutions Corporation. Domain Solutions Corporation has retained substantially all assets and liabilities related to its operations. The net gain recorded on the divestiture was $20,000,000 after considering costs of approximately $8,000,000 including facilities, employee related costs and other costs incurred in connection with the divestiture. The net assets, liabilities, results of operations and cash flows of Domain are classified as discontinued operations in the consolidated financial statements.

H.   Capital Lease Agreements

     In March 1997, the Company entered into an agreement to finance certain equipment acquisitions. The agreement includes a sale/leaseback of assets purchased during the nine months ended March 31, 1997 at a cost of approximately $14,589,000. Assets acquired under the lease serve to collateralize the debt. The borrowing bears interest at an effective rate of 9.75% and has a term of sixty months, with principal and interest payable quarterly in advance and payments commencing April 1, 1997. The lease includes purchase and renewal options at fair market values, and has been classified as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

I.   Redeemable Common Stock and Preferred Stock of Subsidiary

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

J.   Common Stock

     As of September 9, 1996, the common stock investments held by four institutional minority shareholders in BBN Planet were converted into an aggregate of 92,000 common shares of BBN Corporation. The shares, which were sold from treasury shares in a private offering, are restricted and were not registered under the Act and may not be offered or sold before the sooner of the filing of an effective registration statement under the Act or an exemption from registration is available. The Company could be required, under certain circumstances, to register 80,000 of the shares under the Act; in addition, the holder of such 80,000 shares is entitled

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     to certain registration rights in connection with the filing of a registration statement initiated by the Company. Refer to Footnote I, "Redeemable Common Stock and Preferred Stock of Subsidiary," for discussions of the conversion of BBN Planet's preferred shareholder's investment into common shares of BBN Corporation.

K.   Restricted Stock Grants

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

L.   Commitments and Contingencies

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

                                BBN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

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

     On May 13, 1997, the Company entered into a long-term lease arrangement to occupy 100,000 square feet of space in Burlington, Massachusetts. The lease also provides an option for the Company to occupy additional space in the building. The initial term of the lease is ten years commencing April 1998, with a right to extend. The space requirement is necessitated by the growth in the Company's business and the expiration, in June 1998, of an existing lease in Cambridge, Massachusetts. The estimated annual minimum lease commitment will approximate $2 million. The Company has made a security deposit of $2 million which is subject to reduction during the term of the lease.

M.   Recent Pronouncements

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

     During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Company's fully diluted earnings per share calculation. The Company will adopt the provisions of SFAS No. 128 within the December 31, 1997 period-end consolidated financial statements. Income (loss) per share, as computed under SFAS No. 128, would not be significantly different from income
     (loss) per share as reported for the periods presented.

ITEM 2.
                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------
     This discussion includes certain forward-looking statements about the Company's revenue growth, including from its Internet-related activities, the need for additional investment including capital expenditures, expected expenses, operating losses, and possible capital and funding needs. Any such statements are subject to risks that could cause the actual results or needs to vary materially. Certain of these risks are discussed in the appropriate sections of this Report. Each of these risk factors, and others, affecting the Company's business are further discussed from time to time in the Company's filings with the Securities and Exchange Commission, including its Report on Form 8-K dated November 14, 1996. In addition, actual results and capital needs may vary materially because of the effects of the proposed GTE transaction described below or because the proposed GTE transaction is not consummated.

Agreement and Plan of Merger
----------------------------
     Effective on May 5, 1997, the Board of Directors of the Company approved an Agreement and Plan of Merger between the Company and GTE Corporation ("GTE"), under which GTE would acquire, for cash, all the outstanding shares of BBN common stock at a price of $29 per share. Based on the number of shares of BBN stock currently outstanding, the equity portion of the transaction is valued at approximately $616 million. GTE has commenced a cash tender offer to acquire all the outstanding shares of BBN. As soon as practicable following the conclusion of the tender offer, GTE would initiate a merger through which any remaining shares of BBN not otherwise purchased by GTE in the tender offer would be converted in the merger into the right to receive cash at the tender offer price.

The Company
-----------
     The Company is a leading provider of Internet and internetworking services and solutions to businesses and other organizations, and a provider of contract research, development, and consulting services to governmental and other organizations. The Company operates through two principal business units: BBN Planet and BBN Systems and Technologies. BBN Planet is responsible for BBN's Internet offerings to business and other organizational customers, and includes the Company's managed Internet access and value-added services and related network operations, the Company's contract with AT&T Corp. ("AT&T"), and the Company's network management contract with America Online, Incorporated ("AOL") and related Internet dial-up access capabilities. BBN Systems and Technologies focuses on providing networking solutions and contract research and development, principally for the federal government, and is organized into three principal groups: Internetwork Technologies, Information Systems and Technologies, and Physical Systems and Technologies. The Company's commercial speech recognition activities are included in BBN Systems and Technologies.

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

BBN Planet
----------

                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------   ------------------
                                         1997      1996       1997      1996
                                       --------  --------   --------  --------
                                               (dollars in millions)

Revenue                                $  48.2   $  20.5    $ 120.1   $  47.4
Costs and expenses:
  Cost of revenue                         46.8      19.1      115.1      43.8
  Research and development                 1.9       1.4        5.2       2.7
  Selling, general and administrative     12.9       8.6       35.7      24.3
                                       --------  --------   --------  --------
Loss from operations                   $ (13.4)  $  (8.6)   $ (35.9)  $ (23.4)
                                       ========  ========   ========  ========

     BBN Planet provides a range of Internet services and solutions to businesses and other organizations. BBN Planet operates a high-bandwidth digital data communications network providing dedicated Internet access to its customers across the United States. BBN Planet's Internet access services include a range of dedicated leased line connectivity options, bulk private-label business dial-up services, network design, implementation, management, monitoring, and problem-resolution services. In addition to Internet access services, BBN Planet currently offers a range of value-added Internet services, including managed Internet security, World Wide Web server hosting, applications development, and systems integration services.

     BBN Planet's revenue includes monthly connectivity and value-added services fees, related installation fees, sales of related equipment, and consulting and network management service fees. Approximately 48% and 47% of BBN Planet's revenues for the three and nine month periods ended March 31, 1997, respectively, were derived from the development, operations, and maintenance of a portion of AOL's dial-up network. A substantial portion of this AOL-related revenue represents the pass-through costs to BBN for telecommunications circuits and services.

     In support of its Internet business strategy, the Company has entered into strategic alliances. In FY1995, the Company entered into a five-year agreement with AOL, originally valued at approximately $11 million per year, to develop, operate, and maintain a portion of AOL's nationwide, high-speed, dial-up

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

network. In October 1996, AOL and the Company significantly expanded this relationship by signing a four year replacement agreement, valued at $340 million, under which BBN will continue to develop, operate, and maintain a portion of AOL's network. The Company has subsequently received substantial additional work, expanding the value of the contract to in excess of $700 million over the four years. The current contract provides for cost recovery on a per modem basis within an agreed upon range, plus a fee consistent with cost reimbursement contracts. The contract provides that BBN and AOL will share equally in cost reductions below a minimum specified cost per modem, while in certain circumstances cost per modem above a specified maximum will be the responsibility of BBN. As with the original agreement, the replacement agreement includes substantial pass-through costs to BBN, primarily for telecommunications circuits. As part of BBN's agreement with AOL, the Company has access to use certain capacity of the portion of the AOL network operated by BBN, and BBN has the right to resell a portion of such capacity as the basis for its own bulk dial-up service for business users. The availability of this network capacity is currently limited primarily to business hours under the agreement, and may be further limited by general availability limitations on the AOL network.

     In FY1995, BBN and AT&T entered into a strategic relationship under which BBN provides dedicated Internet access and managed network security services to AT&T for resale to customers of AT&T's Business Communications Services division in the United States. BBN is the exclusive provider under this agreement for the first two years of the agreement. Not later than September 1, 1997, BBN will cease being the exclusive provider to AT&T and AT&T may obtain such services from other providers or may provision such services itself. At such time BBN will be permitted to market and provide such services to other large telecommunications carriers. Under the terms of the Internet Services Agreement, AT&T had agreed to purchase a minimum amount of services during the first three years of the agreement, subject to certain adjustments. During the first year of the agreement ended August 31, 1996, AT&T met its first year minimum commitment of $20 million, accounting for a substantial portion of BBN Planet's new high-speed connections orders. The number of new AT&T-related connections continued to be a substantial portion of BBN Planet's total new connections in the three month period ended March 31, 1997. The Company and AT&T are currently in discussions concerning the Internet Services Agreement and have initiated the dispute resolution procedures provided for in the Agreement in order to resolve material disagreements regarding terms of the contract. These disagreements may limit the number of new AT&T customers being added to BBN's network and related revenues. In addition, AT&T has the right to terminate the Internet Services Agreement in connection with the change of control of the Company contemplated by the proposed GTE transaction.

     BBN Planet has experienced significant revenue growth and incurred substantial operating losses. The Company expects continued revenue growth in BBN Planet, and it expects to incur substantial operating losses in FY1997 as a result of its continued investment in Internet network infrastructure, increased sales and marketing, and the development of new value-added services. Additionally, network usage per connection has been growing and is projected to

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

increase rapidly, requiring an additional level of investment in the second half of FY1997 for network capacity, redundancy and systems infrastructure, including expansion of BBN Planet's customer care services, which is expected to negatively affect margins. The Company believes that the revenue growth in BBN Planet's value added services during FY1997 will not be sufficient to offset the increased infrastructure investment.

     The Company expects that the success of BBN Planet will depend upon a number of factors, including the development and expansion of the market for Internet access services and products, and of the networks which comprise the Internet; the capacity, reliability, cost, and security of its network infrastructure; its ability to finance expansion and upgrade of its network infrastructure; its ability to develop price competitive services that meet rapidly changing customer requirements or acquire rights to such products and services from other providers; its ability to compete with larger competitors, including telecommunications companies with greater resources and existing customer relationships and with significant distribution capacity, installed infrastructure and compatible service offerings; the ability of the Company to continue and expand its current relationships with AOL, satisfactorily resolve its disagreements with AT&T regarding terms of its Internet Services Agreement, and develop additional strategic relationships (see Footnote A to the Notes to Consolidated Financial Statements regarding information on the proposed acquisition of the Company by GTE Corporation); its ability on a timely basis to attract and retain additional highly qualified management, technical, marketing, and sales personnel; its ability to manage its growth; and its ability to improve its overall margins through improved operating efficiencies and an increase in the value-added services portion of its revenues. Changes in the regulatory environment relating to the Internet, the Internet access industry, or the telecommunications industry in general, including regulatory changes which directly or indirectly affect telecommunications costs (including local access charges), the Company's status or regulation under the telecommunications laws, or the scope of competition from regional telephone companies or others, could have an adverse effect on the Company's business.

BBN Systems and Technologies
----------------------------

                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------   ------------------
                                         1997      1996       1997      1996
                                       --------  --------   --------  --------
                                               (dollars in millions)

Revenue                                $  49.2   $  41.0    $ 136.8   $ 119.7
Costs and expenses:
  Cost of revenue                         38.5      30.5      103.4      84.9
  Research and development                 1.5       2.4        4.1       5.9
  Selling, general and administrative      7.6       8.0       25.8      26.5
                                       --------  --------   --------  --------
Income from operations                 $   1.6   $    .1    $   3.5   $   2.4
                                       ========  ========   ========  ========

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     The Company, through its BBN Systems and Technologies business unit, has historically derived the majority of its revenue from contracts and subcontracts with the U.S. government. BBN Systems and Technologies currently derives approximately 85% of its revenues from the U.S. government and its agencies, particularly the Department of Defense. In recent years, the Company's business with the Department of Defense has been adversely affected by significant changes in defense spending. Overall defense budgets have been declining, and it is expected that this general decline and attendant increased competition within the consolidating defense industry will continue over the next several years. Further, funding limitations could result in reduction, delay, or cancellation of existing or emerging programs. Although BBN's U.S. government revenue increased in FY1996 compared to FY1995, and for the three and nine month periods ended March 31, 1997 compared to the comparable three and nine month periods ended March 31, 1996, there can be no assurance that such increases will continue in the future (see also the information on the Defense Data Network below). The Company also anticipates that competition in all defense-related areas will continue to be intense and accordingly, that there will be continued significant competitive pressure to lower prices, which may reduce profitability in this area of the Company's business.

     For the past several years, BBN has provided network systems and services to the Department of Defense, including to the Defense Data Network ("DDN"). The Company's multi-year contract to support the DDN expired in April 1996.
The Company was awarded a one-year extension of the contract to support the DDN, which continued the Company's existing activities for DDN into FY1997. This contract was terminable at the convenience of the U.S. government, and as expected the U.S. government exercised its termination right, effective March 1997, following the commencement of operations under a follow-on contract which was awarded to another contractor, thereby discontinuing BBN's activities related to this contract. Revenues recorded on this contract for FY1996 and the nine months ended March 31, 1997 were $16.2 million and $5.5 million, respectively.

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

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Consolidated Results of Continuing Operations: Three and nine month periods
---------------------------------------------------------------------------
ended March 31, 1997 compared to the three and nine month periods ended
-----------------------------------------------------------------------
March 31, 1996
--------------


                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------   ------------------
                                         1997      1996       1997      1996
                                       --------  --------   --------  --------
                                               (dollars in millions)

Revenue                                $  95.9   $  60.8    $ 254.1   $ 165.6
Costs and expenses:
  Cost of revenue                         83.5      48.3      214.0     126.1
  Research and development                 3.3       3.8        9.2       8.8
  Selling, general and administrative     21.2      17.8       64.4      54.0
  Goodwill write-off and other charges              20.7                 20.7
                                       --------  --------   --------  --------
Loss from operations                   $ (12.1)  $ (29.8)   $ (33.5)  $ (44.0)
                                       ========  ========   ========  ========

Overview
--------
     For the three and nine month periods ended March 31, 1997, the Company's continuing operations reported operating losses of $12.1 million and $33.5 million, compared to operating losses of $29.8 million and $44.0 million for the three and nine month periods ended March 31, 1996, respectively. The operating loss for the three and nine month periods ended March 31, 1996 includes a $20.7 million charge due to the write-off of goodwill and related costs of approximately $17.6 million and certain employee-related costs in connection with the Company's reorganization effective April 1, 1996. The operating losses reflect continued investment in BBN Planet, including the upgrade and expansion of the Company's network infrastructure, increased sales and marketing activities, and the development of new value-added Internet services. During the year, the Company has expanded its national backbone network and is upgrading other parts of its network infrastructure for its Internet operations in order to meet increasing demand and to improve reliability. Additionally, the results of operations of BBN Systems and Technologies include operating losses of its commercial speech recognition activities of approximately $1.3 million for the three months ended March 31, 1996, and $1.2 million and $4.3 million for the nine month periods ended March 31, 1997 and March 31, 1996, respectively.

     The loss from continuing operations, which includes interest and other income and expense, for the three and nine month periods ended March 31, 1997 was $12.2 million and $33.1 million compared to a loss from continuing operations for the three and nine month periods ended March 31, 1996 of $29.7

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

million and $43.6 million, respectively. The loss from continuing operations for the three and nine months ended March 31, 1996 also includes a tax benefit of $1.0 million and $5.0 million, respectively, which represents the Company's first quarter and year-to-date FY1996 benefit of utilizing its FY1996 losses to recover taxes paid in FY1995. There is no tax benefit in the current year periods since the loss carrybacks were fully utilized in FY1996. The Company expects that it will incur substantial operating losses in fiscal 1997 as it continues to invest in BBN Planet's Internet-related business.

Revenue
-------
     Revenue for the three months ended March 31, 1997 increased $35.1 million or 58% to $95.9 million, compared to $60.8 million for the comparable three month period ended March 31, 1996. The increase relates primarily to BBN Planet, which reported revenues for the three months ended March 31, 1997 of $48.2 million, a 135% increase compared to revenue of $20.5 million in the comparable period of the prior year. Approximately 53% of the increased BBN Planet revenue relates to the AOL network management contract. Additionally, BBN Systems and Technologies revenue increased 20% to $49.2 million for the three months ended March 31, 1997, compared to $41.0 million for the three months ended March 31, 1996.

     Revenue for the nine months ended March 31, 1997 increased $88.5 million to $254.1 million compared to $165.6 million for the comparable nine months ended March 31, 1996. The increase for the nine month period is also primarily related to BBN Planet, whose revenue for the nine month period ended March 31, 1997 increased by 153% to $120.1 million from $47.4 million in the comparable nine month period of the prior year. Approximately 55% of the BBN Planet increase relates to the AOL network management contract. BBN Systems and Technologies revenue for the nine months ended March 31, 1997 increased 14% to $136.8 million compared to $119.7 million for the nine month period ended March 31, 1996.

Cost of Revenue
---------------
     Cost of revenue as a percentage of revenue for the three and nine months ended March 31, 1997 was approximately 87% and 84% compared to 79% and 76%, respectively, for the comparable prior year periods. The increase in the cost of revenue percentage is principally related to lower margins on increased BBN Planet Internet services revenue. BBN Planet revenue was 50% and 47% of consolidated BBN revenue for the three and nine months ended March 31, 1997, respectively, compared to 34% and 29% of consolidated BBN revenue for the comparable prior year three and nine month periods. Cost of revenue for BBN Planet consists of telecommunications circuit and services costs, labor and expenses of operating the network infrastructure and supporting customers, and the depreciation of network equipment. The increased cost of revenue percentage reflects the costs associated with higher network utilization, the investment in the expansion and upgrading of the network infrastructure, expanded customer care services, and the impact of the investment in the introduction of new Internet services. Effective July 1, 1996, the Company revised its estimate of

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

the useful life of certain data communications equipment from three to five years to better reflect the useful service period of the related equipment. The change had the effect of reducing depreciation expense and the loss from continuing operations by approximately $1.0 million and $2.0 million for the three and nine month periods ended March 31, 1997. Additionally, the cost of revenue percentage increased in BBN Systems and Technologies resulting from a shift in mix to lower margin contracts containing a higher component of subcontract costs.

Research and Development Expenses
---------------------------------
     Research and development expenses for the three months ended March 31, 1997 were $3.3 million compared to $3.8 million for the three months ended March 31, 1996. For the nine month period ended March 31, 1997, research and development expenses increased to $9.2 million from $8.8 million in the comparable nine month period. The change for the nine month period reflects increased development expenses for Internet-related services at BBN Planet of $2.4 million, offset by lower development costs for BBN Systems and Technologies' commercial legacy and speech recognition products.

Selling, General, and Administrative Expenses
---------------------------------------------
     Selling, general, and administrative expenses for the three and nine month periods ended March 31, 1997 increased $3.4 million and $10.4 million, respectively, from the comparable FY1996 periods. As a percentage of revenue, selling, general, and administrative expenses decreased to approximately 22% and 25% of revenue for the three and nine month periods ended March 31, 1997 compared to approximately 29% and 33% in the comparable FY1996 periods. The dollar increase in both the three and nine month periods of FY1997 reflects the Company's increasing investment during FY1996, and during the nine months ended March 31, 1997, in sales and marketing infrastructure, including expansion of indirect sales channels, advertising costs, and other promotional activities, primarily at BBN Planet.

Interest Income and Expense
---------------------------
     Interest income for the three and nine month periods ended March 31, 1997 was $1.3 million and $4.6 million, respectively, compared to $1.2 million and $3.8 million for the comparable three and nine month periods of FY1996. The increases reflect a higher level of invested cash balances during the FY1997 periods. Interest expense for the three and nine months ended March 31, 1997 increased $ .3 million and $ .8 million, respectively, from the comparable FY1996 periods. The increases relate to interest expense associated with capital leases entered into during the fourth quarter of FY1996.

Income Taxes
------------
     There is no income tax benefit for the three and nine month periods ended March 31, 1997, compared to tax benefits of $1.0 million and $5.0 million, respectively, for the comparable FY1996 periods and which represent the three and nine month benefits reflected in the FY1996 periods of utilizing FY1996 losses to recover taxes paid in FY1995. There is no current year benefit since the loss carryback was fully utilized in FY1996.

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Liquidity and Capital Resources
-------------------------------
     As described in Footnote A of the Notes to Consolidated Financial Statements, on May 5, 1997, the Company and GTE Corporation entered into an agreement and plan of merger. This discussion regarding BBN's liquidity and capital resources is independent of that proposed transaction. If the proposed transaction with GTE is not consummated, it is anticipated that the Company's current management, under the general direction of the Company's Board, will continue to manage the Company on an ongoing basis.

     At March 31, 1997, the Company's cash, cash equivalents, and short-term investments (which consisted primarily of investment funds, short-term U.S. government securities, and commercial paper) were $104.4 million, compared to $120.3 million at June 30, 1996, a decrease of $15.9 million. The decrease includes $18.3 million used by operations, $40.5 million used for capital expenditures, in each case primarily at BBN Planet, and in August 1996, a $5.0 million investment for a 12.5% ownership stake in a joint venture with Andersen Consulting LLP aimed at exploring and developing opportunities in the Internet market. These uses were partially offset by the proceeds from the divestiture of BBN Domain of $36.0 million. Changes in cash balances due to fluctuation in foreign exchange rates were insignificant.

     Accrued restructuring costs of $6.3 million relates to the Company's FY1993 downsizing and represents excess facilities costs under long-term leases in excess of sublease income. These costs are anticipated to be liquidated in varying amounts through 2005. The Company has sublet or assigned certain of its excess facilities under agreements with terms expiring between 1998 and 2005.

     In April 1996, the Company entered into a capital lease agreement to finance certain equipment acquisitions. The principal portion of the lease payments under this agreement for the three and nine month periods ended March 31, 1997 was approximately $1.0 million and $3.0 million, respectively. In March 1997, the Company entered into a capital lease agreement to finance additional equipment acquisitions. This agreement included proceeds from a sale and leaseback of assets of $14.6 million with principal payments commencing in the fourth quarter of FY1997.

     The Company's capital requirements include investments for network capacity, redundancy, and system infrastructure, including the expansion of customer care services; for further investments in working capital, other capital equipment, and customer acquisition costs including selling and marketing infrastructure; and for pursuing potential investments, acquisitions, and other expansion opportunities, and are expected to be significant. The Company believes that existing cash balances are adequate to meet its requirements through FY1997. The Company expects that within the next twelve months it will need to raise additional funds through public or private debt or equity financing in order to execute its strategy (but see the information in Footnote A to the Notes to Consolidated Financial Statements regarding the proposed acquisition of the Company by GTE). The Company's ability to raise such funds, if required, will be dependent on, among other things, its ability

                                BBN CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

to execute its business plan, the then-current state of the Internet market, and the availability of such funds within the capital markets. There can be no assurance that any such funding will be available, or of the terms or timing of any such funding. If such funding is not available or is available on terms not acceptable to the Company, the Company may have to change its business strategy or seek alternative sources of capital. Currently, the Company does not have any bank lines of credit.

Recent Accounting Pronouncements
--------------------------------
     See the information in Footnote M of the Notes to Consolidated Financial Statements regarding new accounting pronouncements effective for the Company's financial statements subsequent to June 30, 1996.

PART II. OTHER INFORMATION

Item 2.   Changes in Securities

          (a) By an amendment No. 1 to the Company's Common Stock Rights Agreement dated as of June 23, 1988 between the Company and The First National Bank of Boston, as Rights Agent (the "Rights Agreement"), the terms of the Company's Common Stock Purchase Rights (the "Rights") have been amended by (a) excluding from the definition of an "Acquiring Person" as defined in the Rights Agreement any Person who or which, together with all Affiliates, becomes the Beneficial Owner of 20% or more of the outstanding shares of Common Stock of the Company solely as a result of the transactions relating to and contemplated by the Agreement and Plan of Merger dated as of May 5, 1997 by and among the Company, GTE Corporation, and an acquisition subsidiary of GTE Corporation (the "Merger Agreement"), and (b) amending the definition of "Offer Commencement Date" as defined in the Rights Agreement to exclude the date of commencement of, or the first public announcement of the intent of GTE Corporation or any of its Affiliates acting pursuant to the terms of the Merger Agreement to commence a tender or exchange offer if upon consummation thereof GTE Corporation or any of its Affiliates would be the Beneficial Owner of 30% or more of the then outstanding shares of Common Stock.

               Under the terms of the Merger Agreement (Section 6.3), the Company has covenanted that during the period from the date of the Merger Agreement until the Effective Time (as defined in the Merger Agreement), the Company will conduct its operations according to its ordinary course of business, consistent with past practices; included among the specific covenants regarding interim operations of the Company is the covenant that the Company will not declare any dividend or other distribution in respect of the Company's capital stock.

          (b) Concurrently with the execution of the Merger Agreement, the Company issued to GTE Corporation in a private transaction an option to purchase 4,225,000 shares of the Company's Common Stock at a price per share equal to $29.00 pursuant to a Stock Option Agreement dated as of May 5, 1997 between the Company and GTE Corporation. Such option was issued in connection with, and in consideration of the agreements under, the Merger Agreement, and becomes exercisable by GTE Corporation when a Termination Fee (as defined in the Merger Agreement) is payable to GTE Corporation.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               2.1 Agreement and plan of Merger dated as of May 5, 1997 among the Company, GTE Corporation, and a subsidiary of GTE Corporation (filed on May 12, 1997 with the Securities and Exchange Commission as Exhibit 1 to the Company's Schedule 14D-9 and incorporated herein by reference).
               4.1 Form 8-A/A Registration Statement for the Company's Common Stock Purchase Rights and Amendment No. 1 dated as of May 5, 1997 to the Common Stock Rights Agreement dated as of June 23, 1988 between the Company and The First National Bank of Boston, as Rights Agent (filed on May 12, 1997 with the Securities and Exchange Commission and incorporated herein by reference).
               10.1 Stock Option Agreement dated as of May 5, 1997 between the Company and GTE Corporation (filed on May 12, 1997 with the Securities and Exchange Commission as Exhibit 2 to the Company's Schedule 14D-9 and incorporated herein by reference).
               11.1  Computation of Net Loss Per Share
               27.1  Financial Data Schedule

          (b) The Company filed a Current Report on Form 8-K/A dated May 8, 1997 with the Commission on May 9, 1997 reporting on the execution and delivery of an Agreement and Plan of Merger among the Company, GTE Corporation, and a subsidiary of GTE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BBN Corporation

                               By          /s/  Paul F. Brauneis
                                  -------------------------------------------
                                                Paul F. Brauneis
                                     Vice President and Corporate Controller
Date: May 15, 1997

BBN CORPORATION
LIST OF EXHIBITS


11.1     Computation of Net Loss Per Share (page 21)
27.1     Financial Data Schedule (page 22)